Form 10QSB
period 2000-06-30
SUPREME HOSPITALITY
filed 2000-12-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2000

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934
     For the Transition period from ________ to ________.

                        Commission file number: 333-45210

                               Supreme Hospitality
                               -------------------
             (Exact name of registrant as specified in its charter)


                             Formerly Richwood, Inc.
                            Formerly Grubstake, Inc.
                            ------------------------
                   (Former name if changed since last report)

       Nevada                                            88-0460457
-----------------------                     ------------------------------------
(State of incorporation)                    (IRS employer identification number)

                              41919 Skywood Drive
                            Temecula, CA 92591-1877
                            -----------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 909-506-3435

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING JUNE 30, 2000
----------------------------------             ---------------------------------
Common Stock, par value  $.0001                10,000,000 shares of common stock
Preferred Stock, par value  $.0001



Transitional Small Business Disclosure Format (check one)
Yes       No  X
    ---      ---

                               SUPREME HOSPITALITY

                                      INDEX
                                                                        PAGE
                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2000                   4

         Consolidated Statements of Operations for the Six Months         6
              Ended June 30, 2000

           Consolidated Statement of Cash Flows for the Six Months        7
              Ended June 30, 2000

         Notes to Financial Statements                                    8

Item 2.  Management's Discussion and Analysis or Plan of Operation       11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2.  Change in Securities                                            13

Item 3.  Defaults Upon Senior Securities                                 13

Item 4.  Submission of Matters to a Vote of Security Holders             13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8-K                                13

         Signature                                                       13

WEBB & RITCHEY
--------------------------------------------------------------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                      A Professional Corporation


December 2, 2000

The Board of Directors
Supreme Hospitality
Temecula, California

We have prepared the accompanying unaudited consolidated balance sheet of Supreme Hospitality as of June 30, 2000 and the related unaudited statements of income, shareholder's equity (deficit), and cash flows for the six months then ended.

Unaudited financial statements are limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/  Webb & Ritchey
-------------------
     Webb & Ritchey, CPA'S - A Professional Corporation








--------------------------------------------------------------------------------
41661 Enterprise Circle No. #211 o Temecula, CA 92590 o (909) 296-9755

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              Supreme Hospitality
                      Unaudited Consolidated Balance Sheet
                                  June 30, 2000

ASSETS
      Current Assets
          Cash                                             $        61,303
          Receivables                                               29,169
          Other Current Assets                                      17,404
                                                           ----------------

      Total Current Assets                                         107,876
      Property and Equipment
          Building                                               3,002,961
          Furniture & Equipment                                  1,009,722
          Land                                                   1,362,048
          Land Improvements                                        344,714
          Vehicles                                                  24,199
          Accumulated Depreciation                                (382,713)
                                                           ----------------

      Total Property and Equipment                               5,360,931
      Other Assets
          Deposits                                                   7,200
          Franchise Costs                                                -
          Loan Fees, Net of Amortization                            46,525
                                                           ----------------

      Total Other Assets                                            53,725
                                                           ----------------

TOTAL ASSETS                                               $     5,522,532
                                                           ================



                            SEE ACCOUNTANT'S REPORT

                              Supreme Hospitality
                      Unaudited Consolidated Balance Sheet
                                  June 30, 2000


LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
                  Accounts Payable                        $       178,170
                  Accrued Interest                                 38,602
                  Accrued Other Liabilities                        26,434
                  Guest Advance Deposits                           12,573
                  Current Maturities-LT Debt                      299,686
                                                          ----------------

          Total Current Liabilities                               555,465

          Total Long Term Liabilities                           5,091,207
                                                          ----------------

      Total Liabilities                                         5,646,672
      Shareholder Equity
          Common Stock                                              1,000
          Additional Paid In Capital                               21,950
          Retained Earnings                                      (147,090)
                                                          ----------------

      Shareholders' (Deficit)                                    (124,140)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                 $     5,522,532
                                                          ================


                            SEE ACCOUNTANT'S REPORT

                               Supreme Hospitality
                  Unaudited Consolidated Statement of Net Loss
                     For the Six Months Ended June 30, 2000



        REVENUES                                              $      684,711
        OPERATING EXPENSES
              Salaries                                               147,922
              Depreciation and amortization                          115,902
              Professional Fees                                       67,719
              Other Operating Expenses                                91,921
              Utilities                                               27,466
              Payroll tax and personnel costs                         14,799
              Repairs and Maintenance                                 22,315

        TOTAL OPERATING EXPENSES                                     488,044
                                                              ---------------
        INCOME FROM OPERATIONS                                       196,667
                                                              ---------------

        OTHER EXPENSE
              Interest Expense                                       287,257

        NET LOSS BEFORE EXTRAORDINARY ITEMS                   $      (90,590)

                                                              ---------------
        EXTRAORDINARY ITEM-Fee Paid to Underwriter                   (56,500)
                                                              ---------------

        NET LOSS                                              $     (147,090)
                                                              ===============

        EARNINGS (LOSS) PER COMMON SHARE
              Before Extraordinary Items                      $       (0.009)
                                                              ===============


              On Net Loss                                     $       (0.015)
                                                              ===============



                            SEE ACCOUNTANT'S REPORT



                    Supreme Hospitality
             Unaudited Statement of Cash Flows
          For the Six Months Ended June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
              Net Loss                                                    (147,900)
              Adjustments to reconcile net (loss) to net cash
                    provided by operating activities
                    Depreciation                                           133,886
                    (Increase) decrease in:
                           Receivables                                     135,248
                           Other Current Assets                             (6,081)
                    (Increase) decrease in:
                           Current Liabilities                              69,426
                                                                    ---------------
              Net cash provided by operating activities                    184,579

CASH FLOWS FROM FINANCING ACTIVITIES
              Cash paid on long-term debt                                  (98,456)
                                                                    ---------------
                    Net cash (used) by financing activities                (98,456)

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of franchise                                              -
              Purchase of furniture and equipment                           12,597
              Cash received on note receivable-Shareholder                 (73,388)
              Cash received from reqacquired common stock                   21,950
                                                                    ---------------
                    Net cash provided by investing activities              (38,841)

NET INCREASE (DECREASE) IN CASH                                             47,282

BEGINNING CASH                                                              14,021
                                                                    ---------------
ENDING CASH                                                         $       61,303
                                                                    ===============

                                                                    ---------------
Supplemental Disclosures - Cash paid for interest                   $      287,257
                                                                    ===============



                            SEE ACCOUNTANT'S REPORT

                               SUPREME HOSPITALITY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - History And Organization Of The Company
------------------------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the financial position of Supreme Hospitality (the "Company") at June 30, 2000, and the results of its operations and its cash flows for the three months ended June 30, 2000. The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


The Company was organized November 10, 1997, under the laws of the State of Nevada as GRUBSTAKE, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company. On December 1, 1998, the Company changed its name to RICHWOOD, INC. On April 17, 2000, the Company changed its name to SUPREME HOSPITALITY.


Note 2 - Unaudited Interim Financial Information
------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the two months ending February 29, 2000 for Temecula Valley Inn, Inc., and for the one month ending April 30, 2000 for Supreme Hospitality, included in the Company's Form 10SB12G/A filed with the Securities and Exchange Commission on June 29, 2000.


Note 3 - Summary Of Significant Accounting Policies
---------------------------------------------------

Accounting Method
-----------------

The Company records income and expenses on the accrual method.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates.

Cash and Equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

Income Taxes
------------

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) " Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Reporting on Costs of Start-Up Activities, Loss Per Share, Year End
-------------------------------------------------------------------

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of April 29, 2000, the Company had no dilative common stock equivalents such as stock options.

The Company has selected December 31, as its fiscal year-end.


Note 4 - Income Taxes
---------------------

There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carry forward            $2,755
Valuation allowance                         $2,755

Net deferred tax asset                      $    0

The federal net operating loss carry forward will expire between 2018 and 2019.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


Note 5 - Stockholders' Equity
-----------------------------

Common Stock, .0001 par value, 50,000,000 shares authorized, issued and outstanding 10,000,000

10% Preferred Stock, .0001 par value, dividends cumulative, convertible after three years into common stock at a ratio of three shares of common stock for one share of preferred stock authorized 1,000,000,000 shares, none issued


Note 6 - Warrants And Options
-----------------------------

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.


Note 7 - Related Party Transactions
-----------------------------------

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Prior Interim Quarterly Statements
-------------------------------------------

The SEC requires if the interim period is more than one quarter, income statements must also be provided for the most recent interim quarter and the comparable quarter of the preceding fiscal year. The Company did not have any activity prior to the reverse merger on April 17, 2000.


Note 9 - Material Subsequent Events
-----------------------------------

The Company on July 1, 2000 entered into a franchise agreement with Days Inn of America. The franchise fee is 8 1/2% of gross room revenues payable monthly. The first two months were charged at a reduced rate of 2%. The Company expects increased room revenues due to Days Inn of America national and international marketing programs.

Item 2 - Management's Discussion And Analysis Or Plan Of Operations
-------------------------------------------------------------------

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicity held corporation. On April 30, 2000 the Company (SUPREME HOSPITALITY) acquired TEMECULA VALLEY INN, INC., (a Nevada corporation) as a wholly owned subsidiary of Supreme Hospitality in exchange of Common Stock, Sub Curia. The primary activity of the Company is the hospitality business for both the business and leisure traveler, and a 90-room hotel was built and opened in1998. The executive offices of the company are located at 41919 Skywood Drive, Temecula, California 92591. Its telephone number is (909) 506-3435. Of the 50,000,000 shares of the SUPREME HOSPITALITY'S Common Stock, 1,000,000 are currently freely tradable under the Rule 144k exemption promulgated under the Securities Act of 1933. See Item 8 "Description of Securities."

The Company may obtain funds for additional hotel construction or acquisition by private placements, equity or debt issues. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in new construction or acquisition.

The Company plans to develop and construct additional properties in the future and has an option to purchase for $1,300,000, approximately 2.61 acres of approved hotel property, including a complete package which consists of a business plan, construction costs, drawings, etc. This property is located adjacent to Interstate 5 and Hilltop Drive in Redding, California. This parcel is the last available hotel property in this immediate area. The current plan is to exercise the purchase option and develop and build a 99-room hotel on this property. This development is anticipated to be the next development the Company will undertake. The cost is estimated to be $5,850,000 for land, building and improvements. This property is included in the financial projections and is scheduled to commence operations in the fourth quarter of 2001.

The Company has identified other properties in the Temecula Valley of Southern California to acquire, develop and build hotels. This will be done through the raising of additional equity funds. An additional property in the Temecula Valley is included on the financial projections commencing operations in the third quarter of 2002. Development cost for a 120-room hotel is estimated at $7,800,000 for land development, building and improvements.


The management of the Company believes that the Temecula Valley area will continue to see unprecedented growth not seen since the mid 1980's. The Company is poised to take advantage of that growth, given it can meet its financial requirements.

The Company believes that through the acquisition of the land and subsequent development of these properties, shareholder value will be increased. The management team has the expertise to identify prime properties and negotiate a fair price for the land and develop it and build a quality facility, which will increase in value.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing in a transaction to the Company.

Item 3 - Description Of Property
--------------------------------

A 90-room 3-story hotel, Temecula Valley Inn (TVI) in Temecula, California, was constructed and opened for business on December 5, 1998. It is one of the premier hotel properties in the Temecula Valley. Though cyclical in nature, the TVI's occupancy rates have continued to grow. TVI has chosen to remain independent of any national or regional franchise in order to keep costs down and allow for autonomous management TVI has developed its own website to take advantage of the growing Internet market. The property's web address is Www.temeculavalley.com.

The Company currently serves the business traveler who requires perceived value for the nightly rate he/she pays. Through active marketing to various corporations the Company has been successful during its first year of operations of attracting a reasonable volume of corporate business. On weekends, the Company attracts customers who are typically in town to attend various community functions including but not limited to the "Balloon and Wine Festival" and the "Rod Run". During the summer months there are activities in the area almost every weekend. Occupancy rates during these weekends approached 100% on average during the first year of operations.

There are 11 hotels and motels, with 810 rooms, in the community area including Temecula Valley Inn. The property has excellent visibility and easy access from Interstate 15. There are numerous restaurants within walking distance of the Hotel.

The Company is beyond the break-even point and can satisfy its cash requirements in the foreseeable future. The Company expects occupancy rates to steadily increase every year due to its marketing efforts and the growth of Temecula Valley.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

With the exception of historical information, the matters discussed in this Report are "forward looking statements" as the term is defined in Section 27A of The Securities Act of 1933, as amended (the "Securities Act") and Section 21E of The Securities Exchange Act of 1934, as amended (the "Exchange Act"). While we Believe that our strategic plan is on target, several important factors, many of Which are beyond our control, have been identified which could cause the Successful implementation of our business plan to differ materially from planned, implied or predicted results. We are a development stage company; our profitability will depend upon the successful implementation of our business plan or a merger or acquisition by a more established company in the industry. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are discussed in this Report, including, without limitation, in conjunction with those forward-looking statements contained in this Report.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended June 30, 2000.


Item 2 - Change In Securities
-----------------------------

This item is not applicable.


Item 3 - Defaults Upon Senior Securities
----------------------------------------

This item is not applicable.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------

This item is not applicable.


Item 5 - Other Information
--------------------------

This item is not applicable.


Item 6 - Exhibits And Reports On Form 8-K
-----------------------------------------

This item is not applicable.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     Temecula, CA
           December 7, 2000                   Supreme Hospitality



                                            By:  /s/  Larry W. Lang
                                                --------------------------------
                                                      Larry W. Lang
                                                      Chief Executive Officer