Form 10QSB
period 2000-09-30
SUPREME HOSPITALITY
filed 2000-12-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2000

[] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from ________ to _________.


                         Commission file number: 333-45210


                               Supreme Hospitality
                               -------------------
             (Exact name of registrant as specified in its charter)


                             Formerly Richwood, Inc.
                            Formerly Grubstake, Inc.
                            ------------------------
                   (Former name if changed since last report)

       Nevada                                        88-0460457
---------------------------                 ------------------------------------
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

Yes   X     No
     ---       ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING September 30, 2000
-------------------                            ---------------------------------
Common Stock, par value  $.0001                10,000,000 shares of common stock
Preferred Stock, par value  $.0001



Transitional Small Business Disclosure Format (check one)
Yes       No  X
    ---      ---

                               SUPREME HOSPITALITY

                                      INDEX
                                                                        PAGE
                                                                        ----

PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2000              4-5

         Consolidated Statements of Operations for the Nine Months        6
             Ended September 30, 2000

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2000                                     7

         Notes to Financial Statements                                    8

Item 2.  Management's Discussion and Analysis or Plan of Operation       12


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                               14

Item 2.  Change in Securities                                            14

Item 3.  Defaults Upon Senior Securities                                 14

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 5.  Other Information                                               14

Item 6.  Exhibits and Reports on Form 8-K                                14

         Signature                                                       14

WEBB & RITCHEY
--------------------------------------------------------------------------------

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                      A Professional Corporation


December 2, 2000

The Board of Directors
Supreme Hospitality
Temecula, California

We have prepared the accompanying unaudited consolidated balance sheet of Supreme Hospitality as of September 30, 2000 and the related unaudited statements of income, shareholder's equity (deficit), and cash flows for the nine months then ended.

Unaudited financial statements are limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/  Webb & Ritchey, CPAs
-------------------------------------------------------
     Webb & Ritchey, CPA'S - A Professional Corporation















--------------------------------------------------------------------------------
41661 Enterprise Circle No. # 211 o Temecula, CA  92690 o (909)296-9755





PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                              Supreme Hospitality
                      Unaudited Consolidated Balance Sheet
                               September 30, 2000

                                                   Jun 30, '00                      Sep 30, '00
                                               ---------------------           ---------------------

ASSETS
      Current Assets
          Cash                                 $             61,303            $             17,017
          Receivables                                        29,169                          29,234
          Other Current Assets                               17,404                          17,404
                                               ---------------------           ---------------------

      Total Current Assets                                  107,876                          63,655


      Property and Equipment
          Building                                        3,002,961                       3,002,961
          Furniture & Equipment                           1,009,722                       1,017,776
          Land                                            1,362,048                       1,362,048
          Land Improvements                                 344,714                         344,714
          Vehicles                                           24,199                          24,199
          Accumulated Depreciation                         (382,713)                       (438,036)
                                               ---------------------           ---------------------
      Total Property and Equipment                        5,360,931                       5,313,662


      Other Assets
          Deposits                                            7,200                           7,200
          Franchise Costs                                         -                          22,000
          Loan Fees, Net of Amortization                     46,525                          45,280
                                               ---------------------           ---------------------
      Total Other Assets                                     53,725                          74,480
                                               ---------------------           ---------------------

TOTAL ASSETS                                   $          5,522,532            $          5,451,797
                                               =====================           =====================



                             SEE ACCOUNTANT'S REPORT



                              Supreme Hospitality
                      Unaudited Consolidated Balance Sheet
                               September 30, 2000

                                                                   Jun 30, '00                 Sep 30, '00
                                                          ---------------------       ---------------------

LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
                  Accounts Payable                        $            178,170        $            170,055
                  Accrued Interest                                      38,602                      38,602
                  Accrued Other Liabilities                             26,434                      35,192
                  Guest Advance Deposits                                12,573                      12,260
                  Current Maturities-LT Debt                           299,686                     284,686
                                                          ---------------------       ---------------------

          Total Current Liabilities                                    555,465                     540,795

          Total Long Term Liabilities                                5,091,207                   5,066,071
                                                          ---------------------       ---------------------

      Total Liabilities                                              5,646,672                   5,606,866
      Shareholder Equity
          Common Stock                                                   1,000                       1,000
          Additional Paid In Capital                                    21,950                      32,327
          Retained Earnings                                           (147,090)                   (188,396)
                                                          ---------------------       ---------------------
      Shareholders' (Deficit)                                         (124,140)                   (155,069)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                 $          5,522,532        $          5,451,797
                                                          =====================       =====================






                             SEE ACCOUNTANT'S REPORT



                               Supreme Hospitality
                  Unaudited Consolidated Statement of Net Loss
                  For the Nine Months Ended September 30, 2000

                                              Six Months            Nine Months
                                             Ending June 2000     Ending September 2000
                                             ----------------     ---------------------

REVENUES                                     $     684,711        $     1,085,712


OPERATING EXPENSES
    Salaries                                       147,922                222,548
    Depreciation and amortization                  115,902                172,470
    Professional Fees                               67,719                 71,565
    Other Operating Expenses                        91,921                197,376
    Utilities                                       27,466                 46,106
    Payroll tax and personnel costs                 14,799                 19,836
    Repairs and Maintenance                         22,315                 40,605

TOTAL OPERATING EXPENSES                           488,044                770,506
                                             --------------       ----------------

INCOME FROM OPERATIONS                             196,667                315,206
                                             --------------       ----------------

OTHER EXPENSE
    Interest Expense                               287,257                422,602

NET LOSS BEFORE EXTRAORDINARY ITEMS          $     (90,590)       $      (107,396)

                                             --------------       ----------------
EXTRAORDINARY ITEM-Fee Paid to Underwriter         (56,500)               (81,000)
                                             --------------       ----------------

NET LOSS                                     $    (147,090)       $      (188,396)
                                             ==============       ================

EARNINGS (LOSS) PER COMMON SHARE
    Before Extraordinary Items               $      (0.009)       $        (0.012)
                                             ==============       ================

    On Net Loss                              $      (0.015)       $        (0.019)
                                             ==============       ================




                             SEE ACCOUNTANT'S REPORT



                               Supreme Hospitality
                        Unaudited Statement of Cash Flows
                  For the Nine Months Ended September 30, 2000

                                                                                  Jun 30, '00                   Sep 30, '00
                                                                               ---------------        ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
              Net Loss                                                               (147,900)                     (188,396)
              Adjustments to reconcile net (loss) to net cash
                    provided by operating activities
                    Depreciation                                                      133,886                       172,470
                    (Increase) decrease in:
                           Receivables                                                135,248                       (11,512)
                           Other Current Assets                                        (6,081)                       (1,906)
                    (Increase) decrease in:
                           Current Liabilities                                         69,426                        88,058
                                                                               ---------------        ----------------------
              Net cash provided by operating activities                               184,579                        58,714

CASH FLOWS FROM FINANCING ACTIVITIES
              Cash paid on long-term debt                                             (98,456)                     (144,685)
                                                                               ---------------        ----------------------
                    Net cash (used) by financing activities                           (98,456)                     (144,685)

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of franchise                                                         -                       (22,000)
              Purchase of furniture and equipment                                      12,596                        (9,344)
              Cash received on note receivable-Shareholder                            (73,388)                       68,425
              Cash received from reqacquired common stock                              21,950                        51,886
                                                                               ---------------        ----------------------
                    Net cash provided by investing activities                         (38,842)                       88,967


NET INCREASE (DECREASE) IN CASH                                                        47,281                         2,996

BEGINNING CASH                                                                         14,021                        14,021
                                                                               ---------------        ----------------------
ENDING CASH                                                                    $       61,302         $              17,017
                                                                               ===============        ======================

                                                                               ---------------        ----------------------
Supplemental Disclosures - Cash paid for interest                              $      287,257         $             407,725
                                                                               ===============        ======================



                             SEE ACCOUNTANT'S REPORT

                               SUPREME HOSPITALITY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - History And Organization Of The Company
------------------------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the financial position of Supreme Hospitality (the "Company") at September 30, 2000, and the results of its operations and its cash flows for the three months ended September 30, 2000. The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

Cash and Equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

Income Taxes
------------

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Reporting on Costs of Start-Up Activities , Loss Per Share, Year End
--------------------------------------------------------------------

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


Note 4 - Income Taxes
---------------------

There is no provision for income taxes for the period ended September 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carryforward             $2,755
Valuation allowance                         $2,755

Net deferred tax asset                      $    0

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

Note 10 - History Of The Consolidated Companies And Basis Of Statements
-----------------------------------------------------------------------

Temecula Valley Inn, Inc. was effectively incorporated as of January 1, 2000 by acquiring the net assets of a sole proprietorship, which owned and operated a hotel in Temecula California.

On April 30, 2000 Supreme Hospitality acquired Temecula Valley Inn, Inc. by way of an exchange of 9,000,000 shares of Supreme Hospitality's common stock for all of the outstanding stock of Temecula Valley Inn, Inc. Immediately before the exchange on April 30, 2000, Supreme Hospitality had nominal assets and was dormant for all practical purposes. Thus, these statements are essentially those of Temecula Valley Inn, Inc. which owned and operated substantially all of the assets of the consolidated group before and after the exchange.

Management feels that the proper accounting treatment of the above-described acquisition is that of a reverse acquisition, or purchase, of Supreme
Hospitality by Temecula Valley Inn, Inc. Both the historical costs and fair market value of Supreme Hospitality before the exchange were approximately the same and these statements do not reflect any revision in the value of Supreme Hospitality.

These compiled financial statements are presented as a consolidation of Supreme Hospitality and its wholly owned subsidiary, Temecula Valley Inn, Inc.

These unaudited financial statements rely for historical figures on an audit of Supreme Hospitality as of April 29, 2000 by Barry L. Friedman, PC, Certified Public Accountant, and an audit of Temecula Valley Inn, Inc. by Nystrom & Company LLP, Certified Public Accountants as of February 29, 2000.

Note 11 - Additional Paid In Capital
------------------------------------

The Company reacquired some 95,300 shares of outstanding common stock and resold it. The sale, net of acquisition cost, yielded $51,886.

Note 12 - Underwriting And Franchise Costs
------------------------------------------

On July 12, 2000, the Company became affiliated with a national hotel chain, Day's Inn World, by purchasing a franchise from that entity for $22,000. The franchise is for an initial term of five (5) years, with renewal options. The Company will amortize these costs over 60 months.

The Company is presently in the process of making an initial public offering of it's 10% Preferred stock and has advanced the underwriters $81,000 for the initial costs. These underwriting fees are reflected as an extraordinary expense on these statements.




Note 13 - Long-Term Debt
------------------------

Long-term debt at September 30, 2000 consists of the following:

Note payable to Valley  Independent  Bank,  collateralized by the Company's real property,  payable in monthly  installments  of $21,981,  including  interest at prime plus 1%;  final  payment  due  April,  2006.  The prime rate at  September
30,2000 was 9.25%.                                                                $2,744,836

Note  payable  to  Temecula  Valley  Bank,  guaranteed  by  the  Small  Business
Administration, payable in monthly installments of $9,453, including interest at prime plus 2%, final payment due February 2023,  collateralized by the Company's real property. The prime rate at
September 30, 2000 was 9.50%.                                                        980,997

Note  Payable  to Donald  Corp,  payable  in  monthly  installments  of  $4,825, including interest at 10%, final payment due February 2003,
collateralized by the Company's real estate.                                         486,901

Capital  lease  obligation  payable  to  Telerent  Leasing,  payable  in monthly installments  of  $28,800,  including  interest  ranging  from  12.4% to  14.4%, collateralized by assets leased from Telerent
Leasing.                                                                             988,044

Note  Payable  to  Eastern   Municipal  Water   District,   payable  in  monthly
installments  of $2,454,  including  interest at 10%, final payment due November
2023; in the event of default water
service could be discontinued.                                                        79,634

Unsecured note payable to City of Temecula, including interest at 8%. Payable in
full September 2000 but now extended to December 2000.                                55,637

Note payable to City of Temecula Valley Bank, payable in monthly installments of
$500,  including  interest at 8% per annum,  final payment due September,  2004,
collateralized by 2000 Chevrolet Impala                                               22,955
                                                                                  ----------

Total Long-term debt                                                               5,359,004

Less current maturities                                                              284,686
                                                                                  ----------

Long-term debt net of current maturities                                          $5,066,071
                                                                                  ----------

Maturities of long-term debt for the 3 months ended December 31, 2000 and the five years following are as follows:

        2000 (three months)                   $  175,767
        2001                                     293,416
        2002                                     335,192
        2003                                     831,745
        2004                                     110,780
        2005                                      32,759
        Thereafter                             3,579,345
                                              ----------
         Total                                $5,359,004
                                              ----------


Note 14 - Property And Equipment
--------------------------------

Property and Equipment is stated at cost to the Company or it's predecessor sole proprietorship. Depreciation is provided on the straight- line method over the following estimated useful lives:

         Building and Improvements              40  years
         Land Improvements                    15-40 years
         Furniture and Equipment               7-10 years

Note 15 - Intangible Assets
---------------------------

Loan fees are being amortized over the terms of the related long-term notes payable on a straight-line basis.

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

Item 3 - Description Of Property
--------------------------------

A 90-room 3-story hotel, Temecula Valley Inn (TVI) in Temecula, California, was constructed and opened for business on December 5, 1998. It is one of the premier hotel properties in the Temecula Valley. Though cyclical in nature, the TV's occupancy rates have continued to grow. TVI has chosen to remain independent of any national or regional franchise in order to keep costs down and allow for autonomous management TVI has developed its own website to take advantage of the growing Internet market. The property's web address is Www.temeculavalley.com.

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

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended September 30, 2000.


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