Form 10KSB
period 2000-12-31
SUPREME HOSPITALITY
filed 2001-04-13
CIK 1116198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2000

                               Supreme Hospitality
                               -------------------
                 (Name of small business issuer in its charter)

              Nevada                                          88-0460457
              ------                                          ----------
 (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

     41919 Skywood Drive Temecula, CA                          92591-1877
     --------------------------------                          ----------
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (909)-506-3435
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
         None                                         None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
             -------------------------------------------------------
                                (Title of class)

             -------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,410,429.00
                                                         -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) None.
                             ----

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 of Common Shares
                                                  ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None
                                                                      ----

Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)
                                                                        ---



                              TABLE OF CONTENTS

  PART I      ...........................................................................................3

  ITEM 1.     DESCRIPTION OF BUSINESS....................................................................3

  ITEM 2.     DESCRIPTION OF PROPERTY....................................................................4

  ITEM 3.     LEGAL PROCEEDINGS..........................................................................5

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................5

  PART II     ...........................................................................................5

  ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER....................................5

  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.................................6

  ITEM 7.     FINANCIAL STATEMENTS.......................................................................7

  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......7

  PART III    ...........................................................................................7

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS...............................7

  ITEM 10.    EXECUTIVE COMPENSATION.....................................................................8

  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................8

  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................9

  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...........................................................9

  INDEPENDENT AUDITORS' REPORT .........................................................................11

  CONSOLIDATED BALANCE SHEET............................................................................12

  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY.........................................................13

  CONSOLIDATED STATEMENT OF OPERATIONS..................................................................14

  CONSOLIDATED STATEMENT OF CASH FLOWS..................................................................15

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................16

  ARTICLES OF INCORPORATION Exhibit 3.1.................................................................23

  AMENDMENT TO ARTICLES OF INCORPORATION Exhibit 3.2....................................................29

  BY-LAWS Exhibit 3.3...................................................................................33

  CONSENT OF BARRY L. FRIEDMAN, CPA Exhibit 23.1........................................................44

  GENERAL POWER ATTORNEY Exhibit 24.1...................................................................45

  MINUTES OF SPECIAL BOARD OF DIRECTORS MEETING Exhibit 99.1............................................46

  MINUTES OF SPECIAL MEETING OF BOARD OF DIRECTORS Exhibit 99.2.........................................49


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

COMPANY HISTORY

The Company was organized November 10, 1997, under the State laws of Nevada as GRUBSTAKE, INC. The Company had no operations and in accordance with FASB No.7, was considered a development company until, it acquired all of the outstanding common stock of Temecula Valley Inn, Inc. in a reverse merger (recapitalization). On December 1, 1998, the Company changed its name to RICHWOOD, INC. On April 17, 2000, pursuant to the pending reverse merger, the Company changed its name to Supreme Hospitality. On April 30, 2000, Temecula Valley Inn, Inc. became a wholly owned subsidiary of Supreme Hospitality in a qualifying reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1986. Supreme Hospitality's principal executive office is located at, 41919 Skywood Drive, Temecula, California 92591 and the telephone number is
(909) 506-3435.

COMPANY DESCRIPTION

Supreme Hospitality ("The Company" or "Supreme") is in the hospitality (hotel) business catering to the business, leisure and vacation traveler. On April 30, 2000, the Company acquired Temecula Valley Inn ("TVI") as a wholly owned subsidiary. TVI is a 90-room hotel built in 1998 located in the Temecula Valley in Southern California between Los Angeles and San Diego. TVI opened to the public in December 1998 under the name of Temecula Valley Inn. In July of 2000, the hotel, pursuant to a franchise agreement, operated under the name of Days Inn. The address is 27660 Jefferson Avenue, Temecula, CA 92590. TVI has developed its own website to take advantage of the growing Internet market and the address is: www.temeculavalley.com.

The Company currently serves the traveler who requires perceived value for the nightly rate he/she pays. Through active marketing to various corporations, the company has been successful during its first year of operations of attracting a reasonable volume of corporate business. On weekends, the company attracts customers who are typically in town to attend various community functions including, but not limited to, the "Balloon and Wine Festival" and the "Rod Run". During the summer months there are activities in the area almost every weekend. Occupancy rates during these weekends approached 100% on average during approximately the two years of operation.

The Company's acquisition growth strategy is to increase cash flow and enhance shareholder value by building or acquiring additional hotels that meet the Company's investment criteria.

The Company has identified other properties in the Temecula Valley of Southern California to acquire, develop and build hotels. This will be done through the raising of additional funds. An additional property in the Temecula Valley is included in the financial projections commencing operations in the third quarter of 2002. Development cost for a 120-room hotel is estimated at $7,800,000 for the development, building and improvements. The management of the company believes that the Temecula Valley area will continue to see unprecedented growth not seen since the mid 1980's. The Company is poised to take advantage of that growth, given it can meet its financing requirements.

The Company believes that through the acquisition of land and subsequent development of these properties that shareholder value will be increased. The management team has the expertise to identify prime properties and negotiate a fair price for the land and develop it and build a quality facility, which will increase in value.

The Company, on July 1, 2000 entered into a franchise agreement with Days Inn of America. The franchise fee is 8 1/2% of gross room revenues payable monthly. The first two months were charged at a reduced rate of 2%. The Company expects increased room revenues due to Days Inn of America national and international marketing programs. The company does not have the need for any government approval of its services. There is no government regulation on the business. There was no research and development activity. The company does not have any products or services, which are affected by environmental laws.

SEASONALITY

The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. Through diversity in the geographic location and in the primary customer base of the company's hotels, the Company may be able to lessen, but not eliminate, the effects of seasonality. Accordingly, seasonality can be expected to cause significant quarterly fluctuations in the Company's revenues.

RESEARCH AND DEVELOPMENT

The Company has incurred no expenses related to company sponsored research and development.

COMPETITION

There are 11 hotels and motels, with 810 rooms, in the community area including Temecula Valley Inn. The property has excellent visibility and easy access from Interstate 15. There are numerous restaurants within walking distance of the hotel. The Company utilizes the services of Resolutions to assist in the booking of rooms. This firm charges 12% for reservations they make. The website generates approximately 15% of business, whereas walk-ins average 20%, corporate business averages 40%, AARP & AAA combined provide 25%.

PERSONNEL

Number of total employees are 18 and number of full-time employees are 14.

ITEM 2.    DESCRIPTION OF PROPERTY

Temecula Valley Inn (TVI) in Temecula, California, is a ninety room three story hotel. TVI was constructed and opened for business on December 5, 1998. The address is 27660 Jefferson Avenue, Temecula, CA 92590.

The mortgages on the property are as follows:


Note payable to Valley Independent Bank, collateralized by the Company's real property, payable in monthly installments of $21,981, including interest at prime plus 1%; final payment due April, 2006. The prime rate at September
30,2000 was 9.25%.                                                    $2,744,836

Note payable to Temecula Valley Bank, guaranteed by the Small Business Administration, payable in monthly installments of $9,453, including interest at prime plus 2%, final payment due February 2023, collateralized by the Company's
real property. The prime rate at September 30, 2000 was 9.50%.          $980,997

Note Payable to Donald Corp, payable in monthly installments of $4,825, including interest at 10%, final payment due February 2003, collateralized by the Company's real estate. $486,901

Capital lease obligation payable to Telerent Leasing, payable in monthly installments of $28,800, including interest ranging from 12.4% to 14.4%,
collateralized by assets leased from Telerent Leasing.                  $988,044

Note Payable to Eastern Municipal Water District, payable in monthly installments of $2,454, including interest at 10%, final payment due November
2023; in the event of default water service could be discontinued.       $79,634

Unsecured note payable to City of Temecula, including interest at 8%. Payable in
full September 2000 but now extended to February 2001.                   $55,637

ITEM 3.    LEGAL PROCEEDINGS

Supreme Hospitality is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.    SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The company's common or preferred stock is not presently quoted on any public market.

Common Stock

At inception, the Company originally had authorized and issued 25,000 shares of no par value common stock. On April 17, 2000 the articles of incorporation were amended to provide for 50,000,000 authorized shares at $.0001 par value and a forward stock split of 40 to 1, resulting in 1,000,000 issued and outstanding shares as of the merger date. An additional 9,000,000 common shares were then issued to the TVI shareholders in a recapitalization of the Company.

In connection with the employment contract of the Company's president, as more fully described in executive compensation, the Board of Directors approved an annual, non-qualified option for him to acquire, at fair market value at the date of grant, a minimum of 1 percent of the Company's outstanding shares during the term of his employment contract. The number of shares to be granted shall be determined by the Board of Directors. All shares granted shall have an exercise period of 36 months following the date of grant. No options were granted as of December 31, 2000.

Dividend Policy:

To date, Supreme Hospitality has not paid any cash dividends on their common stock. Supreme currently intends to retain all of their future earnings for use in their business and, therefore, does not expect to pay dividends in the near future.

Preferred Stock

There are 1,000,000 shares of Preferred Stock issued with a par value of $0.0001 per share. No other series of Preferred Stock has been authorized or issued. The Preferred Stock will rank senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up of the Company without the consent of any holder of Preferred Stock. The Preferred Shareholders shall have no voting rights. No other series of Preferred Stock has been authorized or issued.

One Preferred share is convertible into three shares of the Company's common stock at any time after the first twelve months of purchase during the three year period at the option of the shareholder. The conversion is automatic on the third year record date if not converted earlier by the shareholder.

Dividend Policy:

The Preferred shares yield a 10% per annum dividend, which is paid in common shares at the market price upon conversion. The 10% annual common stock dividend is determined by multiplying the preferred share offering price and dividing it by the market price per share. This will determine the number of common shares to the shareholder upon conversion.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicity held corporation. On April 30, 2000 the Company (SUPREME HOSPITALITY) acquired Temecula Valley Inn, (a Nevada Corporation) as a wholly owned subsidiary of Supreme Hospitality in an exchange of Common Stock, Sub Curia. The primary activity of the Company is the hospitality business for both the business and leisure traveler, and a 90 room hotel was built and opened in 1998. The executive offices of the company are located at 41919 Skywood Drive, Temecula, California 92591. Its telephone number is (909) 506-3435.

The Company may obtain funds for addition hotel construction or acquisition by private placement, equity or debt issues. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate success which is heavily dependent on the company's management, which will have virtually unlimited discretion in new construction or acquisition.

The Company plans to develop and construct additional properties in the future and has as option to purchase for $1,300,000 approximately 2.61 acres of approved hotel property, including a complete package which consists of business plan, construction costs, drawings, etc. This property is located adjacent to Interstate 5 and Hilltop Drive in Redding, California. This parcel is the last available hotel property in the immediate area. The current plan is to exercise the purchase option and develop and build a 90-room hotel on this property. This development is anticipated to be the next development the Company will undertake. The cost is estimated to be $5,8000,000 for land, building and improvements. This property is included in the financial projections and is scheduled to commence operations in the third quarter of 2001.

The Company has identified other properties in the Temecula valley of Southern California to acquire, develop and build hotels. This will be done through the raising of additional funding. An additional property in the Temecula Valley is included on the financial projections commencing operations in the third quarter of 2002. Development cost for a 120-room hotel is estimated at $7,800,000 for land development, building and improvements.

The management of the Company believes that the Temecula Valley will continue to see unprecedented growth not seen since the mid 1980's. The Company is poised to take advantage of that growth, given it can meet its financial requirements.

The Company believes that through the acquisition of the land and subsequent development of these properties, shareholder value will be increased. The management team has the expertise to identify prime properties and negotiate a fair price for the land and develop it and build a quality facility, which will increase in value.

As is customary in the industry, the company may pay a finder's fee for locating an acquisition prospect. If any such is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% of a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing in a transaction to the Company.

ITEM 7.    FINANCIAL STATEMENTS

The following report and financial statements of the company are contained on the pages indicated.

         Opinion Re: Legality                                          Page 13
         Balance Sheet                                                 Page 14
         Stockholder's Equity                                          Page 15
         Statement of Operations                                       Page 16
         Statement of Cash Flow                                        Page 17
         Notes to Financial Statements                                 Page 18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed accountants and no disagreements on accounting or financial disclosure practices have occurred.


                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                  Age               Position
----                  ---               ---------------------------------

Larry W. Lang         55                Chairman, Sole Director,
                                        President And Secretary/Treasurer
                                        (Principal and Financial and
                                        Accounting Officer)


Biography:

Mr. Larry Lang is a registered Professional engineer in 17 states. Mr. Lang through his company Mexam, Inc., provided structural engineering consulting to a number of companies. He has over 30 years experience. He was responsible for the joist design for the Ontario Mill Mall in Ontario California as well as the casino, New York, New York, in Las Vegas, Nevada. Mr. Lang obtained his general Contractor's License in California in April 1998 and through his construction company Lang Construction & Dev., Inc. was the general contractor responsible for the building of Temecula Valley Inn. Mr. Lang has been involved in the hospitality industry for the last four years. Mr. Lang acquired the land designed and constructed Temecula Valley Inn.

KEY-MAN LIFE INSURANCE

The Corporation may purchase and maintain life insurance covering the life of Executive ("Key-man Insurance") in an amount determined by the Corporation. The Corporation shall be the sole owner and beneficiary of the Key-man Insurance and may apply to the payment of premiums thereunder any dividends declared and paid thereon. Executive shall submit himself to such physical examinations as the President of the Corporation may deem necessary or desirable in connection with the purchase and maintenance of the Key-man Insurance.

ITEM 10.   EXECUTIVE COMPENSATION

Commencing October 1, 2000, and expiring on December 31, 2010, the Board of Directors approved an employment contract for its president, that provides for, among other benefits, annual compensation of $120,000 through December 31, 2001, and thereafter, a minimum of a 10 percent increase per annum. In addition, the president is to receive annually, 10 percent of pre-tax income of the Company and stock options as more fully described above. There are a number of fringe benefits provided in the contract during the contract term, including the use of an automobile, disability compensation based on annual compensation, and a $500,000 life insurance policy payable to beneficiaries designated by the president.

Prior to the above employment contract, the President received $3,000 per month as a consultant for the period from April 1999 through April of 2000, pursuant to a written agreement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors as a group, as of June 9th, 2000.

Security ownership of certain beneficial owners:

Class                        Name & Address             No. Of Shares    Percent
---------------------------- -----------------------    ---------------- -------

Common Stock                 Louise Davis               3,000,000        30%
                             40596 Via Jalapa
                             Murrieta, CA 92562
---------------------------- -----------------------    ---------------- -------

Common Stock                 Floyd & Glenda Janeway     3,000,000        30%
                             25060 Hancock Avenue
                             Suite # 179
                             Murrieta, CA 92562
---------------------------- -----------------------    ---------------- -------

Security ownership of Management:

Class                        Name & Address             No. Of Shares    Percent
---------------------------- -----------------------    ---------------- -------

Common Stock                 Larry W. & Diana Lang      3,000,000        30%
                             41919 Skywood Drive
                             Temecula, CA 92591
---------------------------- -----------------------    ---------------- -------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

A construction company owned by Supreme's president was the general contractor for the hotel, TVI, which was completed in late 1998 at a cost of approximately $2,400,000. Approximately $110,000 was paid to his construction company for supervision and reimbursement of costs incurred of which less than 50 percent was compensation. The project manager for the hotel's construction was a company owned by one of three shareholders of TVI which was paid approximately $58,000 for supervision services.

Since inception the president of the Company has provided financing to maintain the positive cash flow of the Company, substantially through personal and related party corporate loans, the majority of which were interest bearing from 8 to 10 percent per annum. As of December 31, 2000, these related party loans totaled $492,123 the majority of which are considered due within one year. During the year 2000 net loans from related parties totaled $168,387.

Included in the loans payable to related parties at December 31, 2000 are two loans that were obtained from a water district and the city prior to 2000. The latter of these loans is collateralized by an interest in the Company's real estate, whereas the other loan provides for termination of the water supply to the hotel in the event the loan becomes delinquent. Although the Company was delinquent in the monthly payments to the city, the city agreed to take no action provided the loan, which was due September 1, 2000, is paid off at the rate of $10,000 a month, commencing April, 2001. The balance of that loan at December 31, 2000 was $55,637.

The president and his wife are also the obligated on all long-term debt, as more fully explained in Note 2 of the notes to financial statements.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-k:  None.

The following Exhibits can be found on the following pages:

Articles of Incorporation:  Exhibit 3.1                                Page 25
By-Laws:  Exhibit 3.2                                                  Page 36
Opinion Re: Legality:  Exhibit 5.1                                     Page 13
Power of Attorney:  Exhibit 24.1                                       Page 33
Special Meeting Board of Directors:  Exhibit 99.1                      Page 34
Special Meeting Board of Directors:  Exhibit 99.2                      Page 48

SIGNATURES:
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality
-------------------
(Registrant)

By:  /s/ Larry W.  Lang
     -------------------------------------
         Larry W. Lang
         Chairman, Sole Director, President
         And Secretary/Treasurer (Principal and
         Financial and Accounting Officer)*

Date:  April 12, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Larry W.  Lang
     -------------------------------------
         Larry W. Lang
         Chairman, Sole Director, President
         And Secretary/Treasurer (Principal and
         Financial and Accounting Officer)*

Date:  April 12, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Supreme Hospitality
Temecula, California

We have audited the accompanying balance sheet of Supreme Hospitality as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Supreme Hospitality as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






/s/  Braverman & Company, P.C.
     --------------------------
     Braverman & Company, P.C.
     Prescott, Arizona
     March 19, 2001



                       SUPREME HOSPITALITY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
              (SUBSTANTIALLY ALL ASSETS ARE PLEDGED AS COLLATERAL)

                                     ASSETS

CURRENT ASSETS:
         Cash                                                                   $     2,677
         Trade accounts receivable                                                   53,116
         Other                                                                        4,615
                                                                                -----------

         Total current assets                                                        60,408
                                                                                -----------


PROPERTY AND EQUIPMENT, AT COST,
less accumulated depreciation of $556,108                                         5,000,886
                                                                                -----------

OTHER ASSETS:
         Deferred Offering Costs                                                     81,000
         Loan fees, less accumulated amortization of $6,576                          21,034
         Initial franchise fee, less accumulated amortization of $667                24,333
         Other assets                                                                10,200
                                                                                -----------
                 Total other assets                                                 136,567
                                                                                -----------

                                                                                $ 5,197,861
                                                                                ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Trade accounts payable                                                 $   234,159
         Related party loans                                                        492,123
         Accrued  liabilities                                                       126,368
         Current maturities of long-term debt                                       287,309
                                                                                -----------
                 Total current liabilities                                        1,139,959

LONG-TERM DEBT, LESS CURRENT MATURITIES                                           4,936,555
                                                                                -----------
         Total liabilities                                                        6,076,514
                                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY ( DEFICIT)

         Preferred stock, $.0001 par value; authorized 1,000,000 shares; none outstanding

         Common stock; $.0001 par value; authorized 50,000,000
         shares; 10,000,000 outstanding                                               1,000
         Paid-in capital                                                              1,500
         Pre-merger capital (deficit)                                              (691,927)
         Post-merger accumulated (deficit)                                         (189,226)
                                                                                -----------
         Total stockholders' equity (deficit)                                      (878,653)
                                                                                -----------
                                                                                $ 5,197,861
                                                                                ===========





                       SUPREME HOSPITALITY AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (DEFICIT) FOR THE TWO YEARS ENDED DECEMBER 31, 2000


                                         COMMON STOCK           PAID-IN       ACCUMULATED         TOTAL
                                         ------------                                               -----
                                     SHARES         AMOUNT      CAPITAL         (DEFICIT)
                                     ------         ------      -------       -----------


Balances, December 31, 1998          25,000    $     2,500    $      --      $    (2,670)   $      (170)
Net (loss) for the year                                                              (85)           (85)

Balances, December 31, 1999          25,000          2,500           --           (2,755)          (255)

Forward stock split, change
from no par value  to par
value of $.0001 per share           975,000         (2,400)         2,400                           --

Recapitalization                  9,000,000            900           (900)                          --
Pre-merger capital (deficit)                                                    (689,172)      (689,172)

Net (loss) for the period
April 30 to December 31, 2000                                                   (189,226)      (189,226)
                                                                             -----------    -----------

Balances, December 31, 2000      10,000,000    $     1,000    $     1,500    $  (881,153)   $  (878,653)
                                ===========    ===========    ===========    ===========    ===========


                       SUPREME HOSPITALITY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                           2000            1999
                                           ----            ----

REVENUES                              $  1,410,429    $  1,257,463
                                      ------------    ------------

OPERATING EXPENSES

Selling, general and administrative        885,726         868,604
Depreciation and amortization              273,580         270,045
Interest                                   619,007         540,176
                                      ------------    ------------

         Total operating expenses        1,778,313       1,678,825
                                      ------------    ------------

(LOSS) FROM OPERATIONS                $   (367,884)   $   (421,362)
                                      ------------    ------------

NET (LOSS) PER SHARE                  $      (0.04)   $      (0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC                10,000,000      10,000,000
                                      ============    ============



                               SUPREME HOSPITALITY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999


                                                              2000         1999
                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   $(367,884)   $(421,362)
Adjustments to reconcile net (loss) to net cash provide:

Depreciation and amortization                                273,580      270,045
Gain on disposition of vehicle                                (2,418)
(Increase) decrease in  assets
Trade accounts receivable                                    (27,314)     (11,698)
Other current assets                                             464       (5,079)
Increase(decrease) in  liabilities
Trade accounts payable                                       126,712       26,786
Accrued liabilities                                           65,277      (63,325)
                                                           ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              68,417     (204,633)


CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs                                      (81,000)
Purchase of Days Inn franchise                               (25,000)
Loan fees                                                                 (27,610)
Other                                                         (3,000)      (1,800)
                                                           ---------    ---------

NET CASH ( USED BY) INVESTING ACTIVITIES                    (109,000)     (29,410)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of equipment                                        (11,238)
Loan proceeds                                                123,664      445,991
Related party loans                                          168,387      (82,547)
Proceeds from sale of common, stock                            3,000
Loan repayments                                             (254,052)    (128,261)
                                                           ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     29,761      235,183

NET INCREASE (DECREASE) IN CASH                              (10,822)       1,140
                                                           ---------    ---------

CASH, AT BEGINNING OF YEAR                                    13,499       12,359
                                                           ---------    ---------

CASH, AT END OF YEAR                                       $   2,677    $  13,499
                                                           =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                     $ 608,763    $ 466,280
                                                           =========    =========


                       SUPREME HOSPITALITY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Supreme  Hospitality  (the Company or  Supreme),  formerly  Grubstake,  Inc. and
Richwood, Inc. were incorporated in Nevada on November 10, 1997. Until it acquired all of the outstanding common stock of Temecula Valley Inn, Inc. (TVI) in a recapitalization (reverse merger), the Company had no operations and was a development stage company as defined in FASB No.7. On April 17, 2000, pursuant to the pending recapitalization, the Company changed its name to Supreme Hospitality, and on April 30, 2000, TVI became a wholly owned subsidiary of Supreme in a qualifying reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1986.

TVI's activities were the construction and subsequent operation of a ninety-room, 3-story hotel located in Temecula, California, which was opened to the public in December 1998 under the name of Temecula Valley Inn. In July of 2000, the hotel, pursuant to a franchise agreement, operated under the name of Days Inn.

Principles of Consolidation

The Company's consolidated financial statements include the financial statements of Supreme and TVI for all periods presented. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation

The historical cost basis of all assets and liabilities of TVI have been carried forward, similar to the accounting treatment given in a "pooling of interests". TVI is considered the accounting acquirer because it became the owner of substantially all of the outstanding common stock of the acquired "shell" company. Pre-merger losses of TVI, net of $3,000 of common stock, have been classified as "pre-merger capital (deficit)" in the accompanying financial statements, since such losses have been passed through and utilized by the former owners of TVI when it was initially a proprietorship through December 31, 1999, and an S corporation in 2000, until the date of merger. Unless otherwise indicated, all references to the Company include Supreme and TVI. The corporation's year-end is December 31.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentations.

Incorporation and Taxable Status of TVI

TVI had been a sole proprietorship for the period from its inception in 1997 through December 31, 1999. On January 1, 2000, all of the assets and liabilities relating to the hotel operation were transferred to a newly formed "S" corporation under the provision of Section 351 of the Internal Revenue Code of 1986. Therefore, no income tax provision is provided or applicable for the operating results of TVI prior to April 30, 2000, since those operations were included in the personal tax returns of the former owners of TVI and taxed based on their personal tax strategies.

As of and subsequent to the merger date, an income tax provision is applicable for the tax effects of transactions reported in the financial statements for taxes currently due, plus deferred taxes related to the difference between the basis of the property and equipment for financial and income tax reporting.

                       SUPREME HOSPITALITY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Room and other revenues are recognized when earned.

Concentrations

Less than a majority of the customers of the hotel are corporate customers. There is no concentration of corporate customers in any one industry segment, and no one customer or corporation constitutes 10% or more of total revenues.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Loan Fees

Loan fees relating to permanent financing incurred in 1999 were capitalized and are being amortized ratably over the remaining life of the related loan. Loan fee amortization for 2000 and 1999 was $3,944 and $2,632, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, accounts payable and accruals, approximate fair values due to the short-term maturities of such instruments. The fair value of the Company's long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

                       SUPREME HOSPITALITY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
------------

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to more likely than not realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Since merger, the Company has continued to sustain operating losses. For income tax purposes the post merger operating loss was approximately $158,000 resulting in a deferred tax asset of $60,000, which has been completely offset by a valuation allowance of $60,000. Therefore as of December 31, 2000, no tax benefit or deferred tax asset has been provided in the accompanying consolidated financial statements since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods. The operating loss is available for a period of 20 years to offset future taxable income.

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For presentation purposes, all shares outstanding have been considered outstanding since inception.


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan is to sell additional equity and eliminate its debt, thereby providing positive cash flow through its existing operations.

Composition of Certain Financial Captions

Property and Equipment
----------------------

      Property and equipment are stated at historical cost and are depreciated using the straight-line method over the useful lives indicated:

Land and land improvements                              $2,120,916
Building                                                 2,376,918
Furniture and equipment                                  1,059,160
                                                        ----------

Total Cost                                              $5,556,994
Less accumulated depreciation                              556,108
                                                        ----------

Property and Equipment, net                             $5,000,886
                                                        ----------

                                                   Useful lives in years
                                                   ---------------------
Building                                                40
 Land improvements                                      15-20
Furniture, fixtures and equipment                       3-10

Depreciation expense for the years ended December 31, 2000 and 1999 was $268,969 and $267,413, respectively.


Other Assets
------------

Included in other assets is the cost of the Days Inn initial franchise fee of $25,000, which is being amortized ratably over the 15-year period of the franchise agreement, commencing in 2000. Amortization expense for 2000 was $667. Franchise royalties and reservation system user fees totaling 8.8 percent of gross room revenues are expensed as incurred.

Deferred Offering Costs
-----------------------

Supreme entered into an agreement with a consulting firm in March 2000 which provides, among other things, that the firm will arrange for the acquisition of a shell company, obtain a trading symbol and market maker for the sale of the Company's stock, and arrange for the filing and successful completion of a registration statement with the Securities and Exchange Commission for the sale of the Company's common stock.


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering Costs (continued)
----------------------------------

As of December 31, 2000, Supreme paid in full all consulting fees of $73,500, which were capitalized as a deferred offering cost along with other related registration costs incurred, pending the successful completion of a proposed public offering. If the offering is successful, all deferred costs incurred will be charged against the net proceeds of the offering. If unsuccessful, deferred offering costs will be written off

NOTE 2 - LONG -TERM DEBT

The Company's president and his wife are the only persons obligated to repay the following long-term debt. They quitclaimed their interests in the real estate to the Company, which was a violation of the banks' loan covenants. The banks anticipate that they will eventually require loan assumptions by the Company, however, no action has been taken to date. For financial presentation purposes, all of the following loans are presented as debt of the Company since the majority of them are collateralized by real and personal property of the Company.

Note payable to a bank, payable in monthly installments of $21,961 including interest at prime plus 1%, final payment due April, 2006 of $2,744,836, collateralized by first position on substantially all of the assets owned by the
Company or hereinafter acquired                                      $ 2,744,836

The interest rate at December 31, 2000 was 10.50%. Because the bank has not requested an increase in the total monthly amount since inception of the loan as a result of the increasing prime rate, there has been no reduction in loan principal since May 2000. As of December 31, 2000, total accrued interest on the loan exceeded the monthly payments required by a total of $16,185, which has been included in accrued liabilities.

Note payable to a bank, guaranteed by the Small Business Administration, payable in monthly installments of $9,444, including interest based on 8.5 % prime plus 2%, plus or minus adjustments quarterly for interest rate changes, final amortized balance due February 2023, collateralized by a second position on substantially all of the assets owned by the Company or hereinafter acquired.
The prime rate at December 31, 2000 was 9.50%.                           978,972

Note payable to an individual, payable in monthly installments of $4,825, including interest at 10%, final payment due February 2003, collateralized by a
third position on the Company's real property.                           484,173

Capitalized lease obligation, payable in monthly installments of $28,854, including interest ranging from 12.4% to 14.4% and sales taxes, final payment
due February 2004, collateralized by leased assets of the hotel          893,845

Unsecured installment notes payable to two finance companies, $3,236 payable monthly, including interest at 12.34% to 16.52% per annum, due 2005. 122,038
                                                                         -------


         Total long-term debt                               5,223,864
         Less current maturities                              287,309
                                                          -----------
         Long-term debt, net of current maturities        $ 4,936,555
                                                          ===========

NOTE 2 - LONG -TERM DEBT (continued)

Maturities of long-term debt for the five years following December 31, 2000 are as follows:

                2001          $  287,309
                2002             325,253
                2003             820,070
                2004              95,698
                2005              41,847
              Thereafter       3,653,687
                              ==========
                              $5,223,864


NOTE 3 - CAPITAL LEASE

The Company leases furniture and equipment, building and land improvements under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease, and accordingly, these assets are capitalized as follows:

Land improvements                       $  137,715
Building improvements                      114,247
Furniture and equipment                  1,041,858
                                        ----------
                                         1,293,820
Less accumulated depreciation              370,025
                                        ----------
                                        $  923,795
                                        ==========

The following is a schedule of future annual minimum lease payments required under the lease together with their net present value as of December 31, 2000:

December 31,                                         Amount
                           2001                    $  346,245
                           2002                       346,245
                           2003                       346,245
                           2004                        52,789

Total minimum lease payments                        1,091,524
Amount representing interest                         (197,679)
Present value of net minimum lease payments           893,845
Current portion                                      (246,442)
Long-term capital lease obligation                 $  647,403
                                                   ==========

NOTE 4 - RELATED PARTIES

A construction company owned by Supreme's president was the general contractor for the hotel, which was completed in late1998 at a cost of approximately $2,400,000. Approximately $110,000 was paid to his construction company for supervision and reimbursement of costs incurred of which less than 50 percent was compensation. The project manager for the hotel's construction was a company owned by one of three shareholders of TVI which was paid approximately $58,000 for supervision services.

Since inception the president of the Company has provided financing to maintain the positive cash flow of the Company, substantially through personal and related party corporate loans, the majority of which were interest bearing from 8 to 10 percent per annum. As of December 31, 2000, these related party loans totaled $492,123 the majority of which are considered due within one year. During the year 2000 net loans from related parties totaled $168,387.

Included in the loans payable to related parties at December 31, 2000 are two loans that were obtained from a water district and the city prior to 2000. The latter of these loans is collateralized by an interest in the Company's real estate, whereas the other loan provides for termination of the water supply to the hotel in the event the loan becomes delinquent. Although the Company was delinquent in the monthly payments to the city, the city agreed to take no action provided the loan, which was due September 1, 2000, is paid off at the rate of $10,000 a month, commencing April, 2001. The balance of that loan at December 31, 2000 was $55,637.

The president and his wife are also the obligated on all long-term debt, as more fully explained in Note 2 of the notes to financial statements.

NOTE 5 - COMMON STOCK

At inception, the Company originally had authorized and issued 25,000 shares of no par value common stock. On April 17, 2000 the articles of incorporation were amended to provide for 50,000,000 authorized shares at $.0001 par value and a forward stock split of 40 to 1, resulting in 1,000,000 issued and outstanding shares as of the merger date. An additional 9,000,000 common shares were then issued to the TVI shareholders in a recapitalization of the Company.

In connection with the employment contract of the Company's president, as more fully described below, the Board of Directors approved an annual, non-qualified option for him to acquire, at fair market value at the date of grant, a minimum of 1 percent of the Company's outstanding shares during the term of his employment contract. The number of shares to be granted shall be determined by the Board of Directors. All shares granted shall have an exercise period of 36 months following the date of grant. No options were granted as of December 31, 2000.

NOTE 6 - EMPLOYMENT CONTRACT

Commencing October 1, 2000, and expiring on December 31, 2010, the Board of Directors approved an employment contract for its president, that provides for, among other benefits, annual compensation of $120,000 through December 31, 2001, and thereafter, a minimum of a 10 percent increase per annum. In addition, the president is to receive annually, 10 percent of pre-tax income of the Company and stock options as more fully described above. There are a number of fringe benefits provided in the contract during the contract term, including the use of an automobile, disability compensation based on annual compensation, and a $500,000 life insurance policy payable to beneficiaries designated by the president.

Prior to the above employment contract, the President received $3,000 per month as a consultant for the period from April 1999 through April of 2000, pursuant to a written agreement.

NOTE 7 - OPTION AGREEMENT

In May 2000 the Company received an option from its president to acquire 2.61 acres of approved hotel property owned by him and located in Redding, California for $1,300,000, including predevelopment, use permit and building drawings. If acquired, a larger 3-story hotel would be constructed. The option expires in May 2001. The entire project is estimated to cost $5,850,000.

NOTE 8 - PAST DUE STATUS AND LOAN VIOLATIONS

Substantially all of the accounts payable at December 31, 2000, totaling $234,159 were past due based on their payment terms of which $104,000 consisted of real estate taxes, interest and penalties for the period from December, 1999 through May, 2000. The past due status and penalties added to real estate taxes are technical violations of both bank loans, however, the Company has verbal assurances that as long as the loan payments are currently maintained, and the Company timely and fully explains its reasons for any technical violations, the banks will not call the loan.

NOTE 9 - SUBSEQUENT EVENTS

The Company incurred substantial additional stock offering costs, principally auditing fees, subsequent to December 31, 2000, to enable it to comply with the filing requirements, on Form SB-2, of the Securities and Exchange Commission for the proposed offering of its securities.