Form 10QSB
period 2001-03-31
SUPREME HOSPITALITY
filed 2001-05-21
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2001

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

Yes   X     No
     ---       ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING March 31, 2001
-------------------                            ---------------------------------
Common Stock, par value  $.0001                10,000,000 shares of common stock
Preferred Stock, par value  $.0001             None



Transitional Small Business Disclosure Format (check one)
Yes       No  X
    ---      ---

                                TABLE OF CONTENTS


Part I     Financial Information                                            Page

 Item 1.   Financial Statements:

           Consolidated Condensed  Balance Sheets
           March 31, 2001 (unaudited) and December 31, 2000.................. 3

           Consolidated Condensed Statements of Operations for the
           three months ended March 31, 2001 and 2000 (unaudited)............ 4

           Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000 (unaudited)............ 5

           Notes to Financial Statements (unaudited)......................... 6


 Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 7


PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................. 9

 Item 2.  Change in Securities............................................... 9

 Item 3.  Defaults Upon Senior Securities.................................... 9

 Item 4.  Submission of Matters to a Vote of Security Holders................ 9

 Item 5.  Other Information.................................................. 9

 Item 6.  Exhibits and Reports on Form 8-K................................... 9

         Signature...........................................................10


                       SUPREME HOSPITALITIY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000
              (SUBSTANTIALLY ALL ASSETS ARE PLEDGED AS COLLATERAL)

                                     ASSETS
                                                             March 31, 2001   December 31, 2000
                                                             --------------   -----------------
                                                               (unaudited)


CURRENT ASSETS:
     Cash                                                      $    55,256      $     2,677
     Trade accounts receivable                                      67,022           53,116
     Other                                                           3,848            4,615
                                                               -----------      -----------
                Total current assets                               126,126           60,408
                                                               -----------      -----------

PROPERTY AND EQUIPMENT AT COST NET                               4,939,878        5,000,886
                                                               -----------      -----------
OTHER ASSETS:
     Deferred offering costs                                        81,750           81,000
     Other Assets                                                   10,178           10,200
     Loan fees, net                                                 19,789           21,034
     Initial franchise fee, net                                     23,333           24,333
                                                               -----------      -----------
                Total other assets                                 135,050          136,567
                                                               -----------      -----------
                Total assets                                   $ 5,201,054      $ 5,197,861
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Trade accounts payable                                    $   244,673      $   234,159
     Related party loans                                           634,288          492,123
     Accrued  liabilities                                          169,638          126,368
     Current maturities of long-term debt                          278,686          287,309
                                                               -----------      -----------
                Total current liabilities                        1,327,285        1,139,959


LONG-TERM DEBT, LESS CURRENT MATURITIES                          4,875,952        4,936,555
                                                               -----------      -----------
                Total liabilities                                6,203,237        6,076,514
                                                               -----------      -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY ( DEFICIT)
     Preferred stock, $.0001 par value; authorized 1,000,000
       shares; none outstanding
     Common stock; $.0001 par value; authorized 50,000,000
       shares; 10,000,000 outstanding                                1,000            1,000
     Paid-in capital                                                 1,500            1,500
     Pre-merger capital (deficit)                                 (691,927)        (691,927)
     Post-merger accumulated (deficit)                            (312,756)        (189,226)
                                                               -----------      -----------
                Total stockholders' equity (deficit)            (1,002,183)        (878,653)
                                                               -----------      -----------
                Total liabilities and stockholders' deficit    $ 5,201,054      $ 5,197,861
                                                               ===========      ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUPREME HOSPITALITIY AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                                March 31, 2001    March 31, 2000
                                                --------------    --------------

REVENUES                                         $    400,368      $    315,203
                                                 ------------      ------------

OPERATING EXPENSES:
       Selling, general and administrative            312,436           191,357
       Depreciation and amortization                   68,025            68,487
       Interest                                       143,436           149,923
                                                 ------------      ------------
             Total operating expenses                 523,897           409,767
                                                 ------------      ------------

LOSS FROM OPERATIONS                             $   (123,529)     $    (94,564)
                                                 ------------      ------------

NET LOSS PER SHARE                               $      (0.01)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING-BASIC                        10,000,000        10,000,000
                                                 ============      ============


















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                               SUPREME HOSPITALITY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                     2001        2000
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                  $(123,530)   $ (94,564)
      Adjustments to reconcile net (loss) to net cash provided:
          Depreciation and amortization                              68,025       68,487
          (Increase) decrease in  assets
             Trade accounts receivable                              (13,906)      (4,378)
             Other current assets                                       767         (979)
          Increase(decrease) in  liabilities
              Trade accounts payable                                 10,514       31,624
              Accrued liabilities                                    34,647        5,218
                                                                  ---------    ---------

               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (23,483)       5,409
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
          Deferred offering costs                                      (750)     (24,500)
          Other                                                       1,022        3,000
                                                                  ---------    ---------
               NET CASH( USED BY) INVESTING ACTIVITIES                  272      (21,500)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
          Purchase of equipment                                      (5,772)        --
          Related party loans                                       142,165       57,372
          Loan repayments                                           (60,603)     (53,770)
               NET CASH PROVIDED BY FINANCING ACTIVITIES             75,790        3,602

               NET INCREASE (DECREASE) IN CASH                       52,579      (12,489)
                                                                  ---------    ---------
               CASH, AT BEGINNING OF PERIOD                           2,677       13,499
                                                                  ---------    ---------
               CASH, AT END OF PERIOD                             $  55,256    $   1,010
                                                                  =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid for interest                                    100,642       70,686
                                                                  =========    =========










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000

Item 2 - Management's Discussion And Analysis Or Plan Of Operations

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicity held corporation. On April 30, 2000 the Company (SUPREME HOSPITALITY) acquired TEMECULA VALLEY INN, INC., (a Nevada corporation) as a wholly owned subsidiary of Supreme Hospitality in exchange of Common Stock, Sub Curia. The primary activity of the Company is the hospitality business for both the business and leisure traveler, and a 90-room hotel was built and opened in 1998. The executive offices of the company are located at 41919 Skywood Drive, Temecula, California 92591. Its telephone number is (909) 506-3435. Of the 50,000,000 shares of the SUPREME HOSPITALITY'S Common Stock, 1,000,000 are currently freely tradable under the Rule 144k exemption promulgated under the Securities Act of 1933. There are another 9,000,000 shares of restricted common stock outstanding. See Item 8 "Description of Securities."

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

The Company plans to develop and construct additional properties in the future and has an option to purchase for $1,300,000, approximately 2.61 acres of approved hotel property, including a complete package which consists of a business plan, construction costs, drawings, etc. This property is located adjacent to Interstate 5 and Hilltop Drive in Redding, California. This parcel is the last available hotel property in this immediate area. The current plan is to exercise the purchase option and develop and build a 97-room hotel on this property. This development is anticipated to be the next development the Company will undertake. The application has been submitted to the City of Redding for a use permit and is awaiting final city approval. The cost is estimated to be $5,850,000 for land, building and improvements. Construction is expected to commence in the fourth quarter of 2001.

The Company is evaluating other properties in the western portion of the United States to acquire, develop and build hotels. This will be done through the raising of additional equity funds. An additional property in the Temecula Valley is being evaluated with possible construction to commence in the fourth quarter of 2002. Development cost for a 120-room hotel is estimated at $7,800,000 for land development, building and improvements.

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

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing in a transaction to the Company.
                                                                               7

Item 3 - Description Of Property

A 90-room 3-story hotel, Temecula Valley Days Inn (TVI) in Temecula, California, was constructed and opened for business on December 5, 1998. It is one of the premier hotel properties in the Temecula Valley. Though cyclical in nature, the TVI's occupancy rates have continued to grow. TVI has entered into an international franchise agreement with Days Inns Worldwide in the fourth quarter of 2000. TVI has developed its own website to take advantage of the growing Internet market. The property's web address is www.temeculadaysinn.com.

The Company currently serves the business traveler who requires perceived value for the nightly rate he/she pays. Through active marketing to various corporations the Company has been successful during its first years of operations of attracting a reasonable volume of corporate business. On weekends, the Company attracts customers who are typically in town to attend various community functions including but not limited to the "Balloon and Wine Festival" and the "Rod Run". During the summer months there are activities in the area almost every weekend. Occupancy rates during these weekends approached 100% on average during the first year of operations.

There are 11 hotels and motels, with 810 rooms, in the community area including Temecula Valley Inn. The property has excellent visibility and easy access from Interstate 15. There are numerous restaurants within walking distance of the Hotel.

The Company is at its break-even point and can satisfy its cash requirements in the foreseeable future. The Company expects occupancy rates to steadily increase every year due to its marketing efforts and the growth of Temecula Valley.


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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended March 31, 2000.

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



Dated:     Temecula, CA
           May 18, 2001                         Supreme Hospitality



                                            By: /s/  Larry W. Lang
                                                --------------------------------
                                                     Larry W. Lang
                                                     Chief Executive Officer