Form 10KSB/A
period 2000-12-31
SUPREME HOSPITALITY
filed 2001-06-18
CIK 1116198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No. 1

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000


                               Supreme Hospitality
                               -------------------
                 (Name of small business issuer in its charter)

              Nevada                                          88-0460457
              ------                                          ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

        41919 Skywood Drive Temecula, CA                     92591-1877
        --------------------------------                     ----------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (909)-506-3435
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
                 None                              None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
               ---------------------------------------------
                                (Title of class)


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

None.
-----

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 of Common Shares
                                           ---------------------------




                       DOCUMENTS INCORPORATED BY REFERENCE


If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None
                                                                      ----


Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)
                                                                        ---



                                TABLE OF CONTENTS
                To jump to a section, click on the section name.

   PART I...............................................................................................4
      DESCRIPTION OF BUSINESS...........................................................................4
      DESCRIPTION OF PROPERTY...........................................................................5
      LEGAL PROCEEDINGS.................................................................................5
      SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS................................................5
   PART II..............................................................................................5
      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER...........................................6
      MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION........................................6
      FINANCIAL STATEMENTS..............................................................................8
      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............8
   PART III.............................................................................................8
      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......................................8
      EXECUTIVE COMPENSATION............................................................................9
      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................9
      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................10
      EXHIBITS AND REPORTS ON FORM 8-K.................................................................10
      EXHIBITS SCHEDULE................................................................................10
      INDEPENDENT AUDITORS' REPORT.....................................................................11
      CONSOLIDATED BALANCE SHEET.......................................................................12
      CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY....................................................13
      CONSOLIDATED STATEMENT OF OPERATIONS.............................................................14
      CONSOLIDATED STATEMENT OF CASH FLOWS.............................................................15
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................16
   SIGNATURE PAGE......................................................................................22


PART I


DESCRIPTION OF BUSINESS


Grubstake, Inc. was organized November 10, 1997, under the laws of the State of Nevada. On December 1, 1998, Grubstake, Inc. changed its name to Richwood, Inc. and on April 17, 2000, to Supreme Hospitality.

Temecula  Valley  Inn,  Inc.  became  a  wholly  owned   subsidiary  of  Supreme
Hospitality through a re-capitalization on April 30, 2000.

Neither Supreme Hospitality nor any of its formally known companies have been in bankruptcy, receivership or similar proceedings.

Supreme Hospitality is in the hospitality, hotel business catering to the business, leisure and vacation traveler. Its wholly owned subsidiary Temecula Valley Inn, Inc. owns and operates the Temecula Valley Inn. Temecula Valley Inn has 16 full time employees and 2 part-time employees. Currently, the executive, Larry Lang, is not taking any compensation.

Temecula Valley Inn is the newest hotel built in the Temecula Valley. Being only two years old it is considered one of the premier hotel properties in the valley. The architectural design with the massive Porte Cachare, the three-story framework and the elegant flood lighting in the evenings gives the hotel a majestic and grandeur appearance. The hotel also features interior corridor entrance for guest safety and convenience. The rooms are 13' wide instead of the normal 12' wide that is utilized in all of the other hotel/motel units in the surrounding area. The hotel furnishes refrigerators, hair dryers, coffee pots and 25" color televisions with remote in every room. There is only one other hotel in Temecula that offers the amount of extra amenities to its guests. Temecula Valley Inn has been given the highest honors in the Days Inns Franchise group. They have classified the hotel as a five sunburst, Chairman's Award rating. It was selected as only one of ten out of a total of 1,925 hotels to represent the Days Inn with the picture of the hotel on the cover of the International directory.

Though cyclical in nature, Temecula Valley Inn's occupancy rates have continued to grow. The occupancy average rate for 1999 was 47.30% while in 2000 the average was 50.10%, an increase of 5.92%. As of March 31, 2001 the occupancy average rate was 65.09% compared to March 31, 2000 at 43.11% representing an increase of 51% for the first quarter. The average daily rate for 1999 was $79.65 per room while in 2000 it was $81.78 per room, an increase of 2.67%. As of March 31, 2001 the average daily rate was down at $73.61 compared to March 31, 2000 at $83.86, or a decrease of 12%. An indicator more commonly used in the industry is the revenue per available room rate. This rate shows 1999 at $37.67 and year 2000 at $40.97, an increase of 8.75% for the year and as of March 31, 2001 a rate of 47.91 compared to the same time in 2000 at $36.15 for an increase of 33%.

Supreme Hospitality currently serves the traveler who requires perceived value for the nightly rate he/she pays. Through active marketing to various corporations, Supreme Hospitality has been successful during its first year of operations of attracting a reasonable volume of corporate business. On weekends, Supreme Hospitality attracts customers who are typically in town to attend various community functions including, but not limited to, the Balloon and Wine Festival and the Rod Run. During the summer months there are activities in the area almost every weekend. Occupancy rates during these weekends approached approximately 100% on average during the two years of operation.

There are 11 hotels and motels with 810 rooms, in the community area including Temecula Valley Inn. The property has excellent visibility and easy access from Interstate 15. There are numerous restaurants within walking distance of the hotel. Supreme Hospitality utilizes the services of Resolutions to assist in the booking of rooms. This firm charges 12% for reservations they make. The website generates approximately 15% of business, whereas walk-ins average 20%, corporate business averages 40%, AARP & AAA combined provide 25%.

Temecula Valley Inn has developed its own website to take advantage of the growing Internet market. The hotel's web address is www.temeculavalley.com. The hotel is insured by Legion insurance company at 4,000,000 for the building, 1,500,000 personal Property and 2,000,000 business income lost, all with a $1,000 deductible. This insurance policy can be located as exhibit 99.10 titled Temecula Valley Inn Insurance Policy, in the company's SB-2/A filed June, 2001.

Supreme Hospitality's acquisition growth strategy is to increase cash flow and enhance shareholder value by building or acquiring additional hotels that meet Supreme Hospitality's investment criteria.

Supreme Hospitality, on July 1, 2000 entered into a franchise agreement with Days Inn of America. The franchise fee is 8 1/2% of gross room revenues, payable monthly. The first two months were charged at a reduced rate of 2%. Supreme Hospitality expects increased room revenues due to Days Inn of America's national and international marketing programs. Supreme Hospitality does not have the need for any government approval of its services. There is no government regulation on the business. There was no research and development activity. Supreme Hospitality does not have any products or services, which are affected by environmental laws. The franchise agreement can be located as exhibit 99.7, filed with the company's SB-2/A filed June, 2001.

Competitive Conditions

The hotel industry is highly competitive and hotels experience competition primarily from other upscale hotels in its immediate vicinity. However there is also competition with hotel properties in the same geographic market. Supreme Hospitality will also be in competition with hotels which may have substantially greater marketing and financial resources than Supreme Hospitality.


DESCRIPTION OF PROPERTY


Temecula Valley Inn is located at 27660 Jefferson Avenue, Temecula, CA 92590.

The mortgages on the property are as follows:

Supreme Hostility's president and his wife are the only persons obligated to repay the following long-term debt. They quitclaimed their interests in the real estate to Supreme Hospitality, which was a violation of the banks' loan covenants. The banks anticipate that they will eventually require loan assumptions by Supreme Hospitality however no action has been taken to date. For financial presentation purposes, all of the following loans are presented as debt of Supreme Hospitality since the majority of them are collateralized by real and personal property of Supreme Hospitality.

Note payable to a bank, payable in monthly installments of $21,961 including interest at prime plus 1%, final payment due April, 2006 of $2,744,836, collateralized by first position on substantially all of the assets owned by Supreme Hospitality or hereinafter acquired.

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

Note payable to a bank in the amount of $978,972, guaranteed by the Small Business Administration, payable in monthly installments of $9,444, including interest based on 8.5 % prime plus 2%, plus or minus adjustments quarterly for interest rate changes, final amortized balance due February 2023, collateralized by a second position on substantially all of the assets owned by Supreme Hospitality or hereinafter acquired. The prime rate on December 31, 2000 was 9.50%.

Note payable to an individual in the amount of $484,173, payable in monthly installments of $4,825, including interest at 10%, final payment due February 2003, collateralized by a third position on Supreme Hospitality's real property.


LEGAL PROCEEDINGS


Supreme Hospitality is not a party to any pending litigation and none is contemplated or threatened.


SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II


MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER


Supreme Hospitality's common or preferred stock is not presently quoted on any public market.

Common Stock

At inception, Supreme Hospitality originally had authorized and issued 25,000 shares of no par value common stock. On April 17, 2000 the articles of incorporation were amended to provide for 50,000,000 authorized shares at $.0001 par value and a forward stock split of 40 to 1, resulting in 1,000,000 issued and outstanding shares as of the merger date. An additional 9,000,000 common shares were then issued to the Temecula Valley Inn shareholders in a re-capitalization of Supreme Hospitality.

In connection with the employment contract of Supreme Hospitality's president, as more fully described in executive compensation, the Board of Directors approved an annual, non-qualified option for him to acquire, at fair market value at the date of grant, a minimum of 1 percent of Supreme Hospitality's outstanding shares during the term of his employment contract. The number of shares to be granted shall be determined by the Board of Directors. All shares granted shall have an exercise period of 36 months following the date of grant. No options were granted as of December 31, 2000.

Dividend Policy:

To date, Supreme Hospitality has not paid any cash dividends on their common stock. Supreme Hospitality currently intends to retain all of their future earnings for use in their business and, therefore, does not expect to pay dividends in the near future.

Preferred Stock

There are 1,000,000 shares of Preferred Stock issued with a par value of $0.0001 per share. No other series of Preferred Stock has been authorized or issued. The Preferred Stock will rank senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up of Supreme Hospitality without the consent of any holder of Preferred Stock. The Preferred Shareholders shall have no voting rights. No other series of Preferred Stock has been authorized or issued.

One Preferred share is convertible into three shares of Supreme Hospitality's common stock at any time after the first twelve months of purchase during the three-year period at the option of the shareholder. The conversion is automatic on the third year record date if not converted earlier by the shareholder.

Dividend Policy:

The Preferred shares yield a 10% per annum dividend, which is paid in common shares at the market price upon conversion. The 10% annual common stock dividend is determined by multiplying the preferred share offering price and dividing it by the market price per share. This will determine the number of common shares to the shareholder upon conversion.


MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


The following discussion should be read in connection with Supreme Hospitality's financial statements and related notes thereto included elsewhere in this report.

Overview

Supreme Hospitality was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicity held corporation. On April 30, 2000 Supreme Hospitality acquired Temecula Valley Inn, a Nevada Corporation as a wholly owned subsidiary of Supreme Hospitality in an exchange of Common Stock, Sub Curia. The primary activity of Supreme Hospitality is the hospitality business for both the business and leisure traveler.

Results of Operations


Total revenues, ending December 31, 1999, were $1,257,463, compared to the year 2000, ending December 31, 2000, which were $1,410,429. Total revenues, ending March 31, 2000, were $315,203, compared to the period ending March 31, 2001 of $400,368. The small increase in revenues for both periods is minute and needs no further discussion.

Total Operating Expenses, ending December 31, 1999, were $1,678,825, compared to the year ending December 31, 2000, which were $1,778,313. The main reason for this slight increase in operating expenses is the increase in interest in the year 2000. In the year ending December 31, 1999 the total interest in operating expenses was $540,176, compared with the year ending December 31, 2000 which had a total interest amount of $619,007. Loss from operations, ending December 31, 1999 were $421, 362, compared to the year ending December 31, 2000, which were $367,884.

Because we are past due in our real estate taxes we are in technical violation of both bank loans. Our auditor and Mr. Lang have had verbal commutations with the banks which have replied that although the arrears are a serious matter, the arrears do not trigger a default of the loans. Furthermore, as the loan payments are currently maintained, and Supreme Hospitality timely and fully explains its reasons for any technical violations, the banks will not call the loan. Due to the banks response and the fact that we are and have been current with our bank loans, we do not perceive the arrears a risk at this time. The bank notes can be found as exhibit 99.9, Valley Independent Bank Note and exhibit 99.11, Temecula Valley Bank Note, with the company's SB-2/A filed June 2001.

Due to the increase in revenue we have experienced during the first quarter of this year, we are meeting all our financial obligations and feel we will continue to do so in the future. We have been able to set aside a fund to be used for the repayment of the back taxes due, and expect to be current by the end of this year.

Supreme Hospitality may obtain funds for additional hotel construction or acquisition by private placement, equity or debt issues. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Investors will entrust their investment monies to Supreme Hospitality's management before they have a chance to analyze any ultimate success which is heavily dependent on Supreme Hospitality's management, which will have virtually unlimited discretion in new construction or acquisition.

Relating to the Temecula Valley Inn, depreciation is provided on the financial statements on the straight-line method. For tax purposes, MACRS is used. For both, the following estimated useful lives are:

         Building and Improvements          40 years
         Land Improvements                  15-40 years
         Furniture and Equipment            7-10 years

On the Temecula hotel, the realty tax rate on the building and land is 1.12925% plus fixed charges of $5,904. The annual taxes are $82,820. There are no proposed improvements on this property.

Supreme Hospitality plans to develop and construct a hotel in the future in Redding, California. It has an option to purchase approximately 2.61 acres of approved hotel property for $1,300,000 including a complete package, which consists of a business plan, construction costs, drawings, etc. See Exhibit 99.6, Option Agreement filed April 2001 with the company's SB-2/A. This property is located adjacent to Interstate 5 and Hilltop Drive in Redding, California. This parcel is the last available hotel property in this immediate area. The cost is estimated to be $5,800,000 for land, building and improvements. Supreme Hospitality has not paid any money for the option. The option price is $1,300,000. The contract to purchase the land was signed in May 2000 and is effective for 12 months. Larry Lang has verbally agreed to extend the Option through May 2002. The current owner of the land is Larry Lang, a major stockholder of Supreme Hospitality. The current plan is to exercise the purchase option on the Redding property and develop and build a 90-room hotel on this property. This development is anticipated to be the next development Supreme Hospitality will undertake.

The small business does not own the above-described property and therefore, has no interest, mortgages, liens or encumbrances against such properties. The monies will be obtained through the raising of additional equity funds. At this time Supreme Hospitality does not have the appropriate funds for this option and has not investigated any other means for acquiring these funds.

Supreme Hospitality has identified other properties in the Temecula valley of Southern California to acquire, develop and build hotels. This will be done through the raising of additional funding. An additional property in the Temecula Valley is included on the financial projections commencing operations in the third quarter of 2002. Development cost for a 120-room hotel is estimated at $7,800,000 for land development, building and improvements.

The management of Supreme Hospitality believes that the Temecula Valley will continue to see unprecedented growth not seen since the mid 1980's. Supreme Hospitality is poised to take advantage of that growth, given it can meet its financial requirements.

Supreme Hospitality believes that through the acquisition of the land and subsequent development of these properties, shareholder value will be increased. The management team has the expertise to identify prime properties and negotiate a fair price for the land and develop it and build a quality facility, which will increase in value.

As is customary in the industry, Supreme Hospitality may pay a finder's fee for locating an acquisition prospect. If any such is paid, it will be approved by Supreme Hospitality's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% of a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Supreme Hospitality, if such person plays a material role in bringing in a transaction to Supreme Hospitality.


FINANCIAL STATEMENTS


The following report and financial statements of the company are contained on the pages indicated.

         Independent Auditor's Report                   Page 11
         Balance Sheet                                  Page 12
         Stockholder's Equity                           Page 13
         Statement of Operations                        Page 14
         Statement of Cash Flow                         Page 15
         Notes to Financial Statements                  Page 16


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Form 8-k was filed on 4/30/2001, signifying a change in the certifying accountant effective March 1, 2001. The company has engaged Braverman & Company, P.C. as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2000. No disagreements on accounting or financial disclosure practices occurred during the fiscal year ended December 31,2000.




                                    PART III


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS



Name                       Age            Position

Larry W.  Lang             55             Chairman, Sole Director,
                                          President And Secretary/Treasurer
                                          (Principal and Financial and
                                          Accounting Officer)

Biography:

Mr. Larry Lang is a registered Professional engineer in 17 states. Mr. Lang through his company Mexam, Inc., provided structural engineering consulting to a number of companies. He has over 30 years experience. He was responsible for the joist design for the Ontario Mill Mall in Ontario California as well as the casino, New York, New York, in Las Vegas, Nevada. Mr Lang obtained his general Contractor's License in California in April 1998 and through his construction company Lang Construction & Dev., Inc. was the general contractor responsible for the building of Temecula Valley Inn. Mr. Lang has been involved in the hospitality industry for the last four years. Mr. Lang acquired the land designed and constructed Temecula Valley Inn.


Key-Man Life Insurance:
The Corporation may purchase and maintain life insurance covering the life of Executive ("Key-man Insurance") in an amount determined by the Corporation. The
Corporation shall be the sole owner and beneficiary of the Key-man Insurance and may apply to the payment of premiums thereunder any dividends declared and paid thereon. Executive shall submit himself to such physical examinations as the President of the Corporation may deem necessary or desirable in connection with the purchase and maintenance of the Key-man Insurance.


EXECUTIVE COMPENSATION


Name and                                                                        Other                All
Principal                                                                       Annual               Other
position                                  Year         Salary        Bonus      Compensation         Compensation
----------------------------------------- ------------ ------------- ---------- -------------------- -----------------
Larry W. Lang                             1999
Chairman, Sole Director, President And    2000         $30,000(I)
Secretary/Treasurer, Principal and        2001
Financial Accounting Officer
----------------------------------------- ------------ ------------- ---------- -------------------- -----------------

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2000, nor do we expect to pay any officer, director, or employee in excess of $100,000 in salary and benefits in 2001.

I: Larry W. Lang earned $3,000 per month as a consultant for the period from April 1999 through April 2000, pursuant to a written agreement. He received no compensation from Supreme Hospitality in 1999 and in 2000 received a total of $30,000 for his services.

II: Commencing  October 1, 2000, and expiring on December 31, 2010, the Board of
Directors approved an employment contract for its president, that provides for, among other benefits, annual compensation of $120,000 through December 31, 2001, and thereafter, a minimum of a 10 percent increase per annum. In addition, the president is to receive annually, 10 percent of pre-tax income of Supreme
Hospitality and stock options as more fully described above. There are a number of fringe benefits provided in the contract during the contract term, including the use of an automobile, disability compensation based on annual compensation, and a $500,000 life insurance policy payable to beneficiaries designated by the president. The employment contract was filed with Supreme Hospitality's SB-2/A as exhibit 99.5 April 2001. To date Larry W. Lang has not received any compensation from Supreme Hospitality for the year 2001.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating t the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors as a group, as of June 9th, 2000.

Security ownership of certain beneficial owners:

Class                        Name & Address             No. Of Shares              Percent
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Louise Davis               3,000,000                  30%
                             40596 Via Jalapa
                             Murrieta, CA 92562
---------------------------- -------------------------- -------------------------- --------------------------

Security ownership of Management:


Class                        Name & Address             No. Of Shares              Percent
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Larry W. & Diana Lang      3,000,000                  30%
                             41919 Skywood Drive
                             Temecula, CA 92591
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Floyd & Glenda Janeway     3,000,000                  30%
                             25060 Hancock Avenue
                             Suite # 179
                             Murrieta, CA 92562
---------------------------- -------------------------- -------------------------- --------------------------

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Supreme Hospitality neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of Supreme Hospitality are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between Supreme
Hospitality and their other business interests. Supreme Hospitality has not formulated a policy for the resolution of such conflicts.

Regarding the Redding property: An appraisal was completed in February 1998 on the two parcels of land in Redding, CA, APN 117-170-07 & 08. The parcels, approximately 2.61 acres, appraised for $855,000.00 or $7.52 per square foot. Checking on comparable properties in the Redding area for a hotel site in year 2000 indicates that a fair market value would be at a minimum of $10.00 per square foot $ 1, 137,000.00 to a maximum of $12.00 per square foot $ 1,364,000.00. This does not include any development fees.

Mr. Lang purchased the property in November 1996 with an overall cost incurred of $ 1,086,000. Additional costs have been and will be incurred by Mr. Lang in order to bring the property in a condition for construction of a hotel.

The cost of development fees, drawings, use permit and a final construction package is estimated to be approximately $ 175,000.00.

Therefore the property can be estimated to be worth approximately a minimum of $ 1,312,000.00 which includes the development fees and construction package.

Floyd and Glenda Janeway who are owners of 3,000,000 shares of Supreme Hospitality held a company which acted as a project manager for the hotels construction and was paid $58,000 for supervision services.


EXHIBITS AND REPORTS ON FORM 8-K


Reports on Form 8-k:
Form 8-k was filed on 4/30/2001, signifying a change in the certifying accountant effective March 1, 2001. The company has engaged Braverman & Company, P.C. as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2000.


EXHIBITS SCHEDULE

The exhibits marked with an "*" were filed with the company's original registration statement June 2000, or the SB-2/fith amendment, April 2001.


Exhibit         Description

*3.1           Articles of Incorporation
*3.2           Amended Articles of Incorporation
*3.3           By-Laws

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders

Supreme Hospitality
Temecula, California

We have audited the accompanying balance sheet of Supreme Hospitality as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Supreme Hospitality as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/  Braverman & Company, P.C.
------------------------------
Braverman & Company, P.C.
Prescott, Arizona
June 9, 2001



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
                                                                                -----------
                                                                                $ 5,197,861
                                                                                ===========





                       SUPREME HOSPITALITY AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (DEFICIT) FOR THE TWO YEARS ENDED DECEMBER 31, 2000


                                         COMMON STOCK           PAID-IN       ACCUMULATED      TOTAL
                                         ------------
                                     SHARES         AMOUNT      CAPITAL         (DEFICIT)
                                     ------         ------      -------       -----------   -----------


Balances, December 31, 1998          25,000    $     2,500    $      --      $    (2,670)   $      (170)
Net (loss) for the year                                                              (85)           (85)

Balances, December 31, 1999          25,000          2,500           --           (2,755)          (255)

Forward stock split, change
from no par value  to par
value of $.0001 per share           975,000         (2,400)         2,400                           --

Recapitalization                  9,000,000            900           (900)                          --
Pre-merger capital (deficit)                                                    (689,172)      (689,172)

Net (loss) for the period
April 30 to December 31, 2000                                                   (189,226)      (189,226)
                                                                             -----------    -----------

Balances, December 31, 2000      10,000,000    $     1,000    $     1,500    $  (881,153)   $  (878,653)
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
                                      ============    ============



                               SUPREME HOSPITALITY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999


                                                              2000         1999
                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   $(367,884)   $(421,362)
Adjustments to reconcile net (loss) to net cash provide:

Depreciation and amortization                                273,580      270,045
Gain on disposition of vehicle                                (2,418)
(Increase) decrease in  assets
Trade accounts receivable                                    (27,314)     (11,698)
Other current assets                                             464       (5,079)
Increase(decrease) in  liabilities
Trade accounts payable                                       126,712       26,786
Accrued liabilities                                           65,277      (63,325)
                                                           ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              68,417     (204,633)


CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs                                      (81,000)
Purchase of Days Inn franchise                               (25,000)
Loan fees                                                                 (27,610)
Other                                                         (3,000)      (1,800)
                                                           ---------    ---------

NET CASH ( USED BY) INVESTING ACTIVITIES                    (109,000)     (29,410)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of equipment                                        (11,238)
Loan proceeds                                                123,664      445,991
Related party loans                                          168,387      (82,547)
Proceeds from sale of common, stock                            3,000
Loan repayments                                             (254,052)    (128,261)
                                                           ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     29,761      235,183

NET INCREASE (DECREASE) IN CASH                              (10,822)       1,140
                                                           ---------    ---------

CASH, AT BEGINNING OF YEAR                                    13,499       12,359
                                                           ---------    ---------

CASH, AT END OF YEAR                                       $   2,677    $  13,499
                                                           =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                     $ 608,763    $ 466,280
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

Income Taxes

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

Composition of Certain Financial Captions

Property and Equipment
----------------------

PROPERTY AND EQUIPMENT ARE STATED AT HISTORICAL COST AND ARE DEPRECIATED USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIVES INDICATED:

Land and land improvements                                    $2,120,916
Building                                                       2,376,918
Furniture and equipment                                        1,059,160
                                                               ---------

Total Cost                                                    $5,556,994
Less accumulated depreciation                                    556,108
                                                               ---------

Property and Equipment, net                                   $5,000,886
                                                               ---------

                                                        Useful lives in years

Building                                                          40
Land improvements                                               15-20
Furniture, fixtures and equipment                                3-10

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

-----------------------------------

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
The prime rate at December 31, 2000 was 9.50%.                           978,972

Note payable to an individual, payable in monthly installments of $4,825, including interest at 10%, final payment due February 2003, collateralized by a
third position on the Company's real property.                           484,173

Capitalized lease obligation, payable in monthly installments of $28,854, including interest ranging from 12.4% to 14.4% and sales taxes, final payment
due February 2004, collateralized by leased assets of the hotel.         893,845

Unsecured installment notes payable to two finance companies, $3,236 payable monthly, including interest at 12.34% to 16.52% per annum, due 2005. 122,038
                                                                         -------


         Total long-term debt                              5,223,864
         Less current maturities                             287,309
                                                           ---------
         Long-term debt, net of current maturities       $ 4,936,555
                                                           =========

NOTE 2 - LONG -TERM DEBT (continued)

Maturities of long-term debt for the five years following December 31, 2000 are as follows:

                        2001              $  287,309
                        2002                 325,253
                        2003                 820,070
                        2004                  95,698
                        2005                  41,847
                       Thereafter          3,653,687
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
                                          ==========

The following is a schedule of future annual minimum lease payments required under the lease together with their net present value as of December 31, 2000:

December 31,                                  Amount
                           2001           $  346,245
                           2002              346,245
                           2003              346,245
                           2004               52,789

Total minimum lease payments               1,091,524
Amount representing interest                (197,679)
Present value of net minimum lease payments  893,845
Current portion                             (246,442)
Long-term capital lease obligation        $  647,403
                                          ===========

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

SIGNATURE PAGE
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality
-------------------
(Registrant)

By:  /s/ Larry W.  Lang
--------------------------------------
Larry W. Lang
Chairman, Sole Director, President
And Secretary/Treasurer (Principal and
Financial and Accounting Officer)*

Date:  June 12, 2001