Form 10QSB
period 2001-06-30
SUPREME HOSPITALITY
filed 2001-08-15
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2001.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to

.

Commission file number:  333-45210

Supreme Hospitality

(Exact name of small business issuer as specified in its charter)

Nevada

88-0460457

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

41919 Skywood Drive, Temecula, California 92591

(909) 506-3435

(Address of principal executive office)

(Issuers telephone Number)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes.[X]

No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   10 million shares outstanding of Common Stock.

Transitional Small Business Disclosure Format (check one):Yes.[ ]

No[X]

#

Table of Contents

Item 1:  Financial Statements

CONDENSED AND CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO FINANCIAL STATEMENTS

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

Signatures

#

Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (unaudited)	December 31, 2000
ASSESTS
Current Assets
Cash	$18,754	$2,677
Trade accounts receivable	44,766	53,116
Other	4,286	4,615
Total Current Assets	67,806	60,408
Property and Equipment At Cost,
Less accumulated depreciation of
$689,668 and $556,108	4,869,754	5,000,886
Other Assets:
Deferred offering costs	81,000	81,000
Loan fees, net	18,544	21,034
Initial franchise fee, net	22,533	24,333
Other assets	21,132	10,200
Total other assets	143,209	136,567
	$5,080,769	$5,197,861

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$313,749	$234,159
Related party loans	654,218	492,123
Accrued liabilities	219,788	126,368
Current maturities of long-term debt	254,686	287,309
Total Current Liabilities	1,442,441	1,139,959

Long-Term Debt, Less Current Maturities	4,841,511	4,936,555
Total Liabilities	6,283,952	6,076,514

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized
1,000,000 shares; none outstanding	--	--
Common stock, $.0001 par value; authorized
50,000,000 shares; 10,000,000 outstanding	1,000	1,000
Paid-in Capital	1,500	1,500
Accumulated (deficit)	(1,205,683)	(881,153)

Total Stockholder’s Equity (Deficit)	(1,203,183)	(878,653)
	$5,080,769	5,197,861

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended June 30,	Six Months Ended June 30,
	2001	2000	2001	2000
REVENUES	$493,923	$369,508	$894,292	$684,711

EXPENSES
Selling, general and administrative	476,180	216,965	788,615	409,567
Depreciation and amortization	68,825	67,735	136,850	134,977
Interest	149,920	137,334	293,357	287,257

NET (LOSS)	$(201,002)	$(52,526)	$(324,530)	$(147,090)
NET (LOSS) PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30,
	2001	2000
Cash Flows From Operating Activities
Net loss	$(324,530)	$(147,090)
Adjustments to reconcile net (loss) to net cash provided:
Depreciation and amortization	136,850	134,977
(Increase) decrease in assets:
Trade accounts receivable	8,350	(3,790)
Other current assets	329
Increase (decrease) in liabilities:
Trade accounts payable	79,590	79,474
Accrued liabilities	60,797	53,209
NET CASH PROVIDED (USED)BY OPERATING ACTIVITIES:	(38,614)	116,780

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs	-	-
Other	(9,132)	3,000
NET CASH (USED BY) INVESTING ACTIVITIES:	(9,132)	3,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of equipment	(3,228)	--
Related party loans	162,095	222,425
Loan repayments	(95,044)	(87,141)
NET CASH PROVIDED BY FINANCING ACTIVITIES	63,823	135,284
NET INCREASE IN CASH	16,077	255,064
CASH, AT BEGINNING OF PERIOD	2,677	13,499
CASH, AT END OF PERIOD	$18,754	$268,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$100,642	$70,686

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL
(unaudited)
Balances December 31, 1999	10,000,000	$1,000	$1,500	$(513269)	$(510,769)
Net (loss) for the year				(367,884)	(367,884)

Balances, December 31, 2000	10,000,000	1,000	1,500	(881,153)	(878,653)
(unaudited)
Net (loss) for the quarter				(123,528)	(123,528)

Balances, March 31, 2001	10,000,000	1,000	1,500	(1,004,681)	(1,002,181)
Net (loss) for the quarter				(201,002)	(201,002)
Balances, June 30, 2001	10,000,000	$1,000	$1,500	$(1,205,683)	$(1,203,183

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2001 and results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2000

Note 2. NONRECURRING EXPENSE

In April 2001 the Company agreed to pay, and expensed, an additional $56,717 in royalties and franchise fees pertaining to prior periods representing approximately half of the charges otherwise applicable for use of the Days Inn franchise and reservation system that was not satisfactorily operating during such prior periods. This nonrecurring charge is being paid in 6 equal installments of $37,811, was outstanding as of June 30, 2001.

Note 3. INCREASE IN ROOM RATES

Although occupancy is increasing, management decided to increase room rates subsequent to June 30, 2001, since total revenues are not adequate to recover all operating expenses incurred. The increase in room rates and the elimination of debt service pending the successful completion and sale of Securities as a result of the recent filing on Form SB-2 with the Securities and Exchange Commission, which is presently under review, would enable the Company to achieve positive operating results and cash flow at the present occupancy level in the opinion of management.

#

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Supreme Hospitality was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.  On April 30, 2000 Supreme Hospitality acquired Temecula Valley Inn, a Nevada Corporation as a wholly owned subsidiary of Supreme Hospitality in an exchange of Common Stock, Sub Curia.  The primary activity of Supreme Hospitality is the hospitality business for both the business and leisure traveler.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months

Ended June 30, 2000

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended June 30, 2001, is $493,923 compared to the three months ended June 30, 2000, which was $369,508.  This is an increase of $124,415 or 34%.  Total revenue for the six months ended June 30, 2001, is $894,292 compared to the six months ended June 30, 2000, which was $684,711.  An increase of $209,581 or 31%.  Management reduced the average daily rate last year resulting in an increased occupancy rate thus, increasing revenue over the previous quarter.  The increase in room rates and the elimination of debt service pending the successful completion and sale of Securities as a result of the recent filing on Form SB-2 with the Securities and Exchange Commission, which is presently under review, would enable the Company to achieve positive operating results and cash flow at the present occupancy level in the opinion of management.

Total expenses for the three months ended June 30, 2001, is $694,925 compared to the three months ended June 30, 2000, which was $422,034.  This is an increase in expenses of $272,891 or 65%.  Total expenses for the six months ended June 30, 2001, is $1,218,882 compared to the six months ended June 30, 2000, which was $831,801.  This is an increase of $387,021 or 47%.  Expenses have increased due to an agreement made in April 2001, the Company agreed to pay, and expensed, an additional $56,717 in royalties and franchise fees pertaining to prior periods representing approximately half of the charges otherwise applicable for use of the Days Inn franchise and reservation system that was not satisfactorily operating during such prior periods.  This nonrecurring charge is being paid in 6 equal installments.

Thus, the net loss for the three months ended June 30, 2001 is $201,002 compared to the three months ended June 30, 2000, which was a loss of $52,526.  Net loss has increased by $148,476 this period or 283%.  Net loss for the six months ended June 30, 2001 is $324,530 compared to the six months ended June 30, 2000, which was $147,090.  Net loss has increased by $177,440 or 121% for this six month period.  Although total revenues increased for the three and six month periods ending June 30, 2001 by 34% and 31%, total expenses increased by 65% and 47% thus, resulting in an increase in the company’s net loss for these periods.

Net cash used by operating activities for the six months ended June 30, 2001 is $38,614 compared to the six months ended June 30, 2000, net cash provided by operating activities was $116,780.  The difference in these periods can be attributed to the company’s net loss, which was discussed above.  Net cash used by investing activities for the six months ended June 30, 2001 is $9,132 compared to the six months ended June 30, 2000, net cash from investing activities totaled $3,000.  Net cash provided by financing activities for the six months ended June 30, 2001 totaled $63,823 compared to the six month period the previous year which was a total of $135,284.  Thus, resulting in a net increase of cash for the six months ended June 30, 2001 of $16,077 and an increase of $255,064 for the six months ended June 30, 2000.  Accordingly, cash at the end of the period for the six months ended June 30, 2001 is $18,754 and $268,563 for the comparable period ending June 30,2000.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s registration statement, form 10SB12G filed on 06/14/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K:

On April 30, 2001 the company filed form 8-K regarding a change in the certifying accountant.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality

(Registrant)

By: /s/ Larry W. Lang

--------------------------------------

Larry W. Lang

Chairman, Sole Director, President

and Secretary/Treasurer (Principal

and Accounting Officer)

Date:  August 13, 2001

#