Form 10QSB
period 2001-09-30
SUPREME HOSPITALITY
filed 2001-11-14
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2001.

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

No[X]

#

#

Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
Current Assets
Cash	$12,272	$2,677
Trade accounts receivable	45,328	53,116
Other	4,654	4,615
Total Current Assets	62,254	60,408
Property and Equipment At Cost,
Less accumulated depreciation of
$756,448	4,803,490	5,000,886
Other Assets:
Deferred offering costs	81,000	81,000
Loan fees, net	17,299	21,034
Initial franchise fee, net	-	24,333
Other assets	102,866	10,200
Total other assets	201,165	136,567
	$5,066,909	$5,197,861
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$408,869	$234,159
Related party loans	633,999	492,123
Accrued Interest	58,447
Accrued liabilities	167,568	126,368
Current maturities of long-term debt	254,686	287,309
Other Liabilities	48,166
Total Current Liabilities	1,571,735	1,139,959

Long-Term Debt, Less Current Maturities	4,774,378	4,936,555
Total Liabilities	6,346,113	6,076,514

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized
1,000,000 shares; none outstanding	--	--
Common stock, $.0001 par value; authorized
50,000,000 shares; 10,000,000 outstanding	1,000	1,000
Paid-in Capital	4,500	1,500
Accumulated (deficit)	(1,287,704)	(881,153)
Total Stockholder’s Equity (Deficit)	(1,279,204)	(878,653)
	5.066,909	5,197,861

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Nine Months Ended September 30,
	2001	2000
REVENUES	$1,353,081	$1,086,814

EXPENSES
Selling, general and administrative	1,068,862	592,826
Depreciation and amortization	205,275	205,882
Interest	438,547	432,783

NET (LOSS)	(395,603)	$(144,677)
NET (LOSS) PER SHARE	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	10,000,000	10,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30,
	2001	2000
Cash Flows From Operating Activities
Net loss	$(395,603)	$(144,677)
Adjustments to reconcile net (loss) to net cash provided:
Depreciation and amortization	205,275	205,882
(Increase) decrease in assets:
Trade accounts receivable	45,328	8,710
Other current assets	4,654
Increase (decrease) in liabilities:
Trade accounts payable	408,869	243,384
Accrued liabilities	167,568	379,901
NET CASH PROVIDED (USED)BY OPERATING ACTIVITIES:	436,091	693,200

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs	-	-
Other	3,000	3,000
NET CASH (USED BY) INVESTING ACTIVITIES:	3,000	3,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of equipment	-	--
Related party loans	633,999	450,383
Loan repayments
NET CASH PROVIDED BY FINANCING ACTIVITIES	633,999	450,383
NET INCREASE IN CASH	1,073,090
CASH, AT BEGINNING OF PERIOD	$12,272	14,021
CASH, AT END OF PERIOD	$17,017	17,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$$407,725

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL
(unaudited)
Balances December 31, 1999	10,000,000	$1,000	$1,500	$(513269)	$(510,769)
Net (loss) for the year				(367,884)	(367,884)

Balances, December 31, 2000	10,000,000	1,000	1,500	(881,153)	(878,653)
(unaudited)
Net (loss) for the quarter				(123,528)	(123,528)

Balances, March 31, 2001	10,000,000	1,000	1,500	(1,004,681)	(1,002,181)
Net (loss) for the quarter				(201,002)	(201,002)
Balances, June 30, 2001	10,000,000	$1,000	$1,500	$(1,205,683)	$(1,203,183

Balances, September 30, 2001	10,000,000	$1,000	$4,500	$(395,033)
Net (loss) for the quarter				$( )

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2001 and results of its operations and cash flows for the nine months ended September 30, 2001 and 2000 have been made.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K:  No reports for this quarter.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality

(Registrant)

By: /s/ Larry W. Lang

--------------------------------------

Larry W. Lang

Chairman, Sole Director, President

and Secretary/Treasurer (Principal

and Accounting Officer)

Date:  November 14, 2001

#