Form 10QSB/A
period 2001-09-30
SUPREME HOSPITALITY
filed 2001-12-11
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2001.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to

.

Commission file number:  333-45210

Supreme Hospitality

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0460457

(IRS Employer Identification No.)

41919 Skywood Drive, Temecula, California 92591

(Address of principal executive office)

(909) 506-3435

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

No[X]

#


#


Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash	$12,272	$2,677
Trade accounts receivable	45,328	53,116
Other	4,654	4,615
Total Current Assets	62,254	60,408
Property and Equipment At Cost,
Less accumulated depreciation of
$756,448	4,803,490	5,000,886
Other Assets:
Deferred offering costs	81,000	81,000
Loan fees, net	17,299	21,034
Initial franchise fee, net	-	24,333
Other assets	102,866	10,200
Total other assets	201,165	136,567
	$5,066,909	$5,197,861
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$408,869	$234,159
Related party loans	633,999	492,123
Accrued Interest	58,447
Accrued liabilities	167,568	126,368
Current maturities of long-term debt	254,686	287,309
Other Liabilities	48,166
Total Current Liabilities	1,571,735	1,139,959

Long-Term Debt, Less Current Maturities	4,774,378	4,936,555
Total Liabilities	6,346,113	6,076,514

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized
1,000,000 shares; none outstanding	--	--
Common stock, $.0001 par value; authorized
50,000,000 shares; 10,000,000 outstanding	1,000	1,000
Additional Paid-in Capital	1,500	1,500
Accumulated (deficit)	(1,281,704)	(881,153)
Total Stockholder’s Equity (Deficit)	(1,279,204)	(878,653)
	5.066,909	5,197,861

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#


SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended September 30	Nine Months Ended September 30,

	2001	2000	2001	2000
Revenues	$ 458,789	$ 402,103	$ 1,353,081	$ 1,086,814

Expenses
Selling, general
and administrative	321,195	183,259	1,109,810	592,826
Depreciation and amortization	68,425	70,905	205,275	205,882
Interest	145,190	145,526	438,547	432,783

Total Expenses	534,810	399,690	1,753,632	1,231,491

Net Income (loss) from Operations	(76,021)	2,413	(400,551)	(144,677)

Provision for Income Taxes:
Income Tax Benefit (Expense)	--	--	--	--
Net Income (Loss)	(76,021)	2,413	(400,551)	(144,677)

Basic and Diluted Earnings Per Common Share	(0.01)	0.00	(0.01)	(0.01)

Weighted Average number of Common Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#


SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30,
	2001	2000
Cash Flows From Operating Activities
Net loss	$(400,551)	$(188,396)
Adjustments to reconcile net income (loss) to net cash provided (used) to operating activities:
Depreciation and amortization	205,275	172,470
(Increase) decrease in assets:
Trade accounts receivable	7,788	(11,512)
Other current assets	(39)	(1,906)
Increase (decrease) in liabilities:
Trade accounts payable	174,710	88,058
Accrued liabilities	147,813	-
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES:	$134,996	$58,714

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Franchise	-	(22,000)
Purchase of Furniture and Equipment	(7,879)	(9,344)
Advances on Notes Receivable	236,920	68,425
Other Assets	(64,598)	--
Payment Received on Notes Receivable	(95,044)	--
Payment Received on Reacquired Common Stock	--	51,886
NET CASH (USED BY) INVESTING ACTIVITIES:	$69,399	$88,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-Term Debt	(194,800)	(144,685)
Related party loans	--	--
Loan repayments	--	--
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(194,800)	$(144,685)
NET INCREASE (DECREASE) IN CASH	9,595	2,996
CASH, AT BEGINNING OF PERIOD	$2,667	14,021
CASH, AT END OF PERIOD	$12,272	17,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$380,090	$407,725
Cash paid for income taxes	--	--

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#


SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL
(unaudited)
Balances December 31, 1999	10,000,000	$1,000	$1,500	$(513,269)	$(510,769)
Net (loss) for the year				(367,884)	(367,884)

Balances, December 31, 2000	10,000,000	1,000	1,500	(881,153)	(878,653)
(unaudited)
Net (loss) for the quarter				(123,528)	(123,528)

Balances, March 31, 2001	10,000,000	1,000	1,500	(1,004,681)	(1,002,181)
Net (loss) for the quarter				(201,002)	(201,002)

Balances, June 30, 2001	10,000,000	$1,000	$1,500	$(1,205,683)	$(1,203,183
Net (loss) for the quarter				(76,021)	(76,021)

Balances, September 30, 2001	10,000,000	$1,000	$1,500	$(1,281,704))	$(1,279,204)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#


SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Supreme Hospitality Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached and are incorporated herein by this reference.

NOTE 1- BASIS OF PRESENTATION

General

The consolidated unaudited interim financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of their operations for the three months and nine months ended September 30, 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

Earnings per Common Share

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 2 – COMMITMENT AND CONTINGENCIES

The Company has not recognized any commitments or contingencies at this time.

#


Item 2:  Management’s Discussion and Analysis or Plan of Operation

Current Quarter in 2001 Compared to Prior Year Quarter in 2000

Total Revenue for the three months ended September 30, 2001, is $458,789 compared to the three months ended September 30, 2000, which was $402,103.  This is an increase of $56,686 or 14%.  Total revenue for the nine months ended September 30, 2001, is $1,353,081 compared to the nine months ended September 30, 2000, which was $1,086,814.  An increase of $266,267 or 24%.  Management reduced the average daily rate last year resulting in an increased occupancy rate thus, increasing revenue over the previous quarter.  The increase in room rates and the elimination of debt service pending the successful completion and sale of Securities as a result of the recent filing on Form SB-2 with the Securities and Exchange Commission, would enable the Company to achieve positive operating results and cash flow at the present occupancy level in the opinion of management.

Total expenses for the three months ended September 30, 2001, is $534,810 compared to the three months ended September 30, 2000, which was $399,690.  This is an increase in expenses of $135,120 or 34%.  Total expenses for the nine months ended September 30, 2001, is $1,753,632 compared to the nine months ended September 30, 2000, which was $1,231,491.  This is an increase of $522,141 or 42%.  Expenses have increased due to the increase in room occupancy.  There is a larger staff this year to meet the requirements of the increasing occupancy level.  Advertising costs have risen helping to increase the room occupancy level.

Thus, the net loss for the three months ended September 30, 2001 is $76,021 compared to the three months ended September 30, 2000, which was a gain of $2,413.  Net loss has increased by $73,608 this period.  Net loss for the nine months ended September 30, 2001 is $400,551 compared to the nine months ended September 30, 2000, which was $144,677.  Net loss has increased by $255,874 for this nine month period.  Although total revenues increased for the three and nine month periods ending September 30, 2001 by 14% and 24%, total expenses increased by 34% and 42% thus, resulting in an increase in the company’s net loss for these periods.

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

Date:  December 10, 2001

#