Form 10KSB
period 2001-12-31
SUPREME HOSPITALITY
filed 2002-05-08
CIK 1116198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Supreme Hospitality (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
91-2019034 (I.R.S. Employer Identification No.)	41919 Skywood Drive Temecula, CA (Address of principal executive offices)
Issuer's telephone number: (909)-506-3435	92591-1877 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  Common Stock, $.0001 par value

Name of each exchange on which registered:  NASDAQ

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  NONE

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

State issuer's revenues for its most recent fiscal year.  $1,722,151.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ;  None.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,000,000 Common Shares.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)


TABLE OF CONTENTS

Item:	Page #
Description of Business	1
Description of Property	2
Legal Proceedings	2
Submission of Maters to a Vote of Security Holders	2
Market for Common Equity and Related Stockholder Matters	2
Management’s Discussion and Analysis	4
Financial Statements	5
Changes in and Disagreements with Accountants	5
Directors and Executive Officers	6
Executive Compensation Table	6
Security Ownership of Certain Beneficial Owners and Management	7
Certain Relationships and Related Transactions	7
Exhibits and Reports on Form 8-K	7-8
Independent Auditors' Report	9
Balance Sheet	10
Statements of Operations	11
Statement of Cash Flows	12
Statement of Stockholders’ Equity	13
Notes to Financial Statements	14
Signatures	20


PART I

DESCRIPTION OF BUSINESS

Grubstake, Inc. was organized November 10, 1997, under the laws of the State of Nevada.  On December 1, 1998, Grubstake, Inc. changed its name to Richwood, Inc. and on April 17, 2000, to Supreme Hospitality.

Temecula Valley Inn, Inc. became a wholly owned subsidiary of Supreme Hospitality through a re-capitalization on April 30, 2000.

Supreme Hospitality is in the hospitality, hotel business catering to the business, leisure and vacation traveler.  Its wholly owned subsidiary Temecula Valley Inn, Inc. owns and operates the Temecula Valley Inn.  Temecula Valley Inn has 19 full time employees.

Temecula Valley Inn is the newest hotel built in the Temecula Valley.  Being only three years old it is considered one of the premier hotel properties in the valley.  The architectural design with the massive Porte Cachare, the three-story framework and the elegant flood lighting in the evenings gives the hotel a majestic and grandeur appearance.  The hotel also features interior corridor entrance for guest safety and convenience.  The rooms are 13’ wide instead of the normal 12’ wide that is utilized in all of the other hotel/motel units in the surrounding area.  The hotel furnishes refrigerators, hair dryers, coffee pots and 25” color televisions with remote in every room.  There is only one other hotel in Temecula that offers the amount of extra amenities to its guests.  Temecula Valley Inn has been given the highest honors in the Days Inns Franchise group.  They have classified the hotel as a five sunburst, Chairman’s Award rating.  It was selected as only one of ten out of a total of 1,925 hotels to represent the Days Inn with the picture of the hotel on the cover of the International directory.

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

Supreme Hospitality currently serves the traveler who requires perceived value for the nightly rate he/she pays.  Through active marketing to various corporations, Supreme Hospitality has been successful during its second year of operations of attracting a reasonable volume of corporate business.  On weekends, Supreme Hospitality attracts customers who are typically in town to attend various community functions including, but not limited to, the Balloon and Wine Festival and the Rod Run.  During the summer months there are activities in the area almost every weekend.  Occupancy rates during these weekends approached approximately 100% on average during the two years of operation.

There are 11 hotels and motels with 810 rooms, in the community area including Temecula Valley Inn.  The property has excellent visibility and easy access from Interstate 15.  There are numerous restaurants within walking distance of the hotel.  Supreme Hospitality utilizes the services of AutoClerk2 to assist with the in-house reservations and Unirez for outside reservations.  The website generates approximately 15% of business, whereas walk-ins average 20%, corporate business averages 40%, AARP & AAA combined provide 25%.

Temecula Valley Inn has developed its own website to take advantage of the growing Internet market.  The hotel's web address is www.temeculavalley.com.  The hotel is insured by Legion insurance company at 4,000,000 for the building, 1,500,000 personal Property and 2,000,000 business income lost, all with a $1,000 deductible.  This insurance policy can be located as exhibit 99.10 titled Temecula Valley Inn Insurance Policy, in the company’s SB-2/A filed June, 2001.

Supreme Hospitality's acquisition growth strategy is to increase cash flow and enhance shareholder value by building or acquiring additional hotels that meet Supreme Hospitality's investment criteria.

Supreme Hospitality, on July 1, 2000 entered into a franchise agreement with Days Inn of America.  The franchise fee was 8 ½% of gross room revenues, payable monthly.  The first two months were charged at a reduced rate of 2%.  This agreement was terminated on December 19, 2001.


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

Note payable to a bank, payable in monthly installments of $21,961 including interest at prime plus 1%, final payment due April, 2006 of $2,744,836, collateralized by first position on substantially all of the assets owned by the Company or hereinafter acquired $ 2,744,836

The interest rate at December 31, 2001 was 10.50%. Because the bank has not requested an increase in the total monthly amount since inception of the loan as a result of the increasing prime rate, there has been no reduction in loan principal since May 2000. As of December 31, 2001, total accrued interest on the loan exceeded the monthly payments required by a total of $35,469, which has been included in accrued liabilities.

Note payable to a bank, guaranteed by the Small Business Administration, payable in monthly installments of $9,444, including interest based on 8.5 % prime plus 2%, plus or minus adjustments quarterly for interest rate changes, final amortized balance due February 2023, collateralized by a second position on substantially all of the assets owned by the Company or hereinafter acquired. The prime rate at December 31, 2001 was 9.50%. 978,972

Note payable to an individual, payable in monthly installments of $4,825, including interest at 10%, final payment due February 2003, collateralized by a third position on the Company's real property. 484,173

Capitalized lease obligation, payable in monthly installments of $28,854, including interest ranging from 12.4% to 14.4% and sales taxes, final payment due February 2004, collateralized by leased assets of the hotel. 893,845

Unsecured installment notes payable to two finance companies, $3,236 payable monthly, including interest at 12.34% to 16.52% per annum, due 2005. 122,038

LEGAL PROCEEDINGS

Supreme Hospitality is not a party to any pending litigation and none is contemplated or threatened.

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER


Common Stock

The Company’s authorized capital common stock consists of 50,000,000 shares of common stock, $.0001 par value per share.  As of the date of this report, there are .10,000,000 shares of common stock issued and outstanding.

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB")under the symbol "SUHO."  . There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002. The following table sets forth, for the period indicated, the bid price range of our common stock.

	High	Low
Quarter Ended March 30, 2002	$1.25	$1.25

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Public Securities, Charles Schwab & Co., Knight & Co., and M.H. Meyerson & Co.

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability or shareholders to sell their shares.

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


One Preferred share is convertible into three shares of Supreme Hospitality’s common stock at any time after the first twelve months of purchase during the three-year period at the option of the shareholder.  The conversion is automatic on the third year record date if not converted earlier by the shareholder.

Dividend Policy:

The Preferred shares yield a 10% per annum dividend, which is paid in common shares at the market price upon conversion.  The 10% annual common stock dividend is determined by multiplying the preferred share offering price and dividing it by the market price per share.  This will determine the number of common shares to the shareholder upon conversion.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in connection with Supreme Hospitality’s financial statements and related notes thereto included elsewhere in this report.

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

Results of Operations

Total revenues, ending December 31, 2000, were $1,410,429 compared to the year 2001, ending December 31, 2001, which were $1,722,151.

Total Operating Expenses, ending December 31, 2000, were $1,778,313 compared to the year ending December 31, 2001, which were $2,247,204.  The main reason for this increase in operating expenses is the increase in selling, general and administrative expenses in the year 2001.  In the year ending December 31, 2000 the total selling, general and administrative in operating expenses was $885,726, compared with the year ending December 31, 2001 which had a total amount of $1,350,325.  Loss from operations, ending December 31, 2000 were $367,884, compared to the year ending December 31, 2001, which was a loss of $525,053.  Since the merger, Supreme Hospitality has continued to sustain operating losses.  For income tax purposes the post merger operating loss was approximately $158,000 resulting in a deferred tax asset of $60,000, which has been completely offset by a valuation allowance of $60,000. Therefore as of December 31, 2001 and 2001, no tax benefit or deferred tax asset has been provided in the accompanying consolidated financial statements since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods.  The operating loss is available for a period of 20 years to offset future taxable income.

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

15-20 years

Furniture and Equipment

3-10 years

On the Temecula hotel, the realty tax rate on the building and land is 1.12925% plus fixed charges of $5,904.  The annual taxes are $82,820.  There are no proposed improvements on this property.


Supreme Hospitality plans to develop and construct a hotel in the future in Redding, California.  It has an option to purchase approximately 2.61 acres of approved hotel property for $1,300,000 including a complete package, which consists of a business plan, construction costs, drawings, etc.  See Exhibit 99.6, Option Agreement filed April 2001 with the company’s SB-2/A.  This property is located adjacent to Interstate 5 and Hilltop Drive in Redding, California.  This parcel is the last available hotel property in this immediate area.  The cost is estimated to be $5,800,000 for land, building and improvements.  Supreme Hospitality has not paid any money for the option.  The option price is $1,300,000.  The contract to purchase the land was signed in May 2000 and is effective for 12 months.  Larry Lang has verbally agreed to extend the Option through May 2002.  The current owner of the land is Larry Lang, a major stockholder of Supreme Hospitality.  The current plan is to exercise the purchase option on the Redding property and develop and build a 90-room hotel on this property.  This development is anticipated to be the next development Supreme Hospitality will undertake.

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

Independent Auditor’s Report

Balance Sheet

Statement of Operations

Statement of Cash Flow

Statement of Stockholders’ Equity

Notes to Financial Statements

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


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

EXECUTIVE COMPENSATION

Name and				Other	All
Principal				Annual	Other
position	Year	Salary	Bonus	Compensation	Compensation
Larry W. Lang Chairman, Sole Director, President And Secretary/Treasurer, Principal and Financial Accounting Officer	1999 2000 2001	$30,000(I) $20,000

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2001, nor do we expect to pay any officer, director, or employee in excess of $100,000 in salary and benefits in 2002.

I:  Larry W. Lang earned $3,000 per month as a consultant for the period from April 1999 through April 2000, pursuant to a written agreement.  He received no compensation from Supreme Hospitality in 1999 and in 2000 received a total of $30,000 for his services.

II:  Commencing October 1, 2000, and expiring on December 31, 2010, the Board of Directors approved an employment contract for its president, that provides for, among other benefits, annual compensation of $120,000 through December 31, 2001, and thereafter, a minimum of a 10 percent increase per annum.  In addition, the president is to receive annually, 10 percent of pre-tax income of Supreme Hospitality and stock options as more fully described above.  There are a number of fringe benefits provided in the contract during the contract term, including the use of an automobile, disability compensation based on annual compensation, and a $500,000 life insurance policy payable to beneficiaries designated by the president.  The employment contract was filed with Supreme Hospitality’s SB-2/A as exhibit 99.5 April 2001.  To date Larry W. Lang has not received any compensation from Supreme Hospitality for the year 2001.


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

Security ownership of certain beneficial owners:

Class	Name & Address	No. Of Shares	Percent
Common Stock	Louise Davis 40596 Via Jalapa Murrieta, CA 92562	3,000,000	34.12%

Security ownership of Management:

Class	Name & Address	No. Of Shares	Percent
Common Stock	Larry W. & Diana Lang 41919 Skywood Drive Temecula, CA 92591	3,002,000	34.12%
Common Stock	Harrel Davis 40596 Via Jalapa Murrieta, CA 92562	1,600,000	18.20%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Since inception the president of the Company has provided financing to maintain the positive cash flow of the Company, substantially through personal and related party corporate loans, the majority of which were interest bearing from 8 to 10 percent per annum. As of December 31, 2001, these related party loans totaled $492,123 the majority of which are considered due within one year. During the year 2001 net loans from related parties totaled $168,387.

Included in the loans payable to related parties at December 31, 2001 are two loans that were obtained from a water district and the city prior to 2000. The latter of these loans is collateralized by an interest in the Company's real estate, whereas the other loan provides for termination of the water supply to the hotel in the event the loan becomes delinquent. Although the Company was delinquent in the monthly payments to the city, the city agreed to take no action provided the loan, which was due September 1, 2000, is paid off at the rate of $10,000 a month, commencing April, 2001. The balance of that loan at December 31, 2001 was $55,637.

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


Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s original registration statement June 2000, or the SB-2/fith amendment, April 2001.

Exhibit

Description

*3.1

Articles of Incorporation

*3.2

Amended Articles of Incorporation

*3.3

By-Laws


INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Supreme Hospitality

We have audited the accompanying consolidated balance sheet of Supreme Hospitality and subsidiaries (“Company”) as of December 31, 2001 and the related consolidated statement of operations, changes in stockholders’ equity, and statement of cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of the Company, as of December 31, 2000, were audited by other auditors whose report dated June 9, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in Note 8 in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Clyde Bailey

Certified Public Accountant

January 27, 2002

San Antonio, Texas

SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of DECEMBER 31, 2001

ASSETS
Current Assets
Cash	$1,754
Trade accounts receivable	31,756
Total Current Assets	33,510
Property and Equipment At Cost,
Less accumulated depreciation of
$824,828	4,738,902
Other Assets
Deferred offering costs	81,000
Loan fees, Less accumulated amortization of $11,556	16,054
Initial franchise fee, Less accumulated amortization of $667	24,333
Other assets	29,059
Total other assets	150,446
Total Assets	$4,922,858
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$446,173
Related party loans	93,650
Accrued liabilities	221,983
Current maturities of long-term debt	228,686
Total Current Liabilities	$990,492

Long-Term Debt, Less Current Maturities	4,732,850
Total Liabilities	$5,723,342

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value; authorized
1,000,000 shares; none outstanding	--
Common stock, $.0001 par value; authorized	1,000
50,000,000 shares; 10,000,000 outstanding
Paid-in Capital	1,500
Retained Earnings	(802,984)
Total Stockholder’s Equity	(800,484)
Total Liabilities and Stockholders’ Equity	$4,922,858

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Twelve Months Ended December 31, 2001 and 2000

	2001	2000
Revenues	$ 1,722,151	$ 1,410,429

Operating Expenses
Selling, general
and administrative	1,350,325	885,726
Depreciation and amortization	273,700	273,580
Interest	623,179	619,007

Total Expenses	2,247,204	1,778,313

Net Income (loss) from Operations	(525,053)	(367,884)

Net (Loss) per share	(0.04)	(0.04)

Weighted Average number of Common Shares Outstanding Basic	10,000,000	10,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000

	2001	2000
Cash Flows From Operating Activities
Net loss	$(525,053)	$(367,884)
Adjustments to reconcile net income (loss) to net cash provided (used) to operating activities:
Depreciation and amortization	273,700	273,580
Gain on disposition of vehicle	-	(2,418)
(Increase) decrease in assets:
Trade accounts receivable	16,360	(27,314)
Other current assets	(4,615)	(464)
Increase (decrease) in liabilities:
Trade accounts payable	212,014	126,712
Accrued liabilities	95,615	65,277
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES:	$77,251	$68,417

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Offering Costs	-	(81,000)
Purchase of Days Inn Franchise	-	(25,000)
Other	(11,719)	(3,000)
NET CASH (USED BY) INVESTING ACTIVITIES:	$(11,719)	$(109,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Equipment	-	(11,238)
Loan Proceeds	594,346	123,664
Related Party Loans	(398,473)	168,387
Proceeds from sale of common, stock	--	3,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(66,455)	$(29,761)
NET INCREASE (DECREASE) IN CASH	(923)	(10,822)
CASH, AT BEGINNING OF PERIOD	$2,667	13,499
CASH, AT END OF PERIOD	$1,754	2,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$623,179	$608,763

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL
Balances January 1, 2000	25,000	$2,500	$-	$(2,755)	$(255)
Forward stock split, change from no par value to par value of $.0001 per share	975,000	(2,400)	2,400		-
Recapitalization	9,000,000	900	(900)		-
Pre-merger capital (deficit)	-	-	-	(85,950)	(85,950))
Net (loss) for the period April 30 to December 31, 2000r	-	-	-	(189,226)	(189,226)
Balance December 31, 2000	10,000,000	$1,000	$1,500	$(277,931)	$(275,431)
Net (loss)				(525,053)	(525,053)

Balance, December 31, 2001	10,000,000	$1,000	$1,500	$(802,984))	$(800,484)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

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


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan Fees

Loan fees relating to permanent financing incurred in 1999 were capitalized and are being amortized ratably over the remaining life of the related loan. Loan fee amortization for 2001 and 2000 was $3,944 and $3,944 respectively.

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

Since merger, the Company has continued to sustain operating losses. For income tax purposes the post merger operating loss was approximately $158,000 resulting in a deferred tax asset of $60,000, which has been completely offset by a valuation allowance of $60,000. Therefore as of December 31, 2001 and 2001, no tax benefit or deferred tax asset has been provided in the accompanying consolidated financial statements since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods. The operating loss is available for a period of 20 years to offset future taxable income.

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

Composition of Certain Financial Captions

Property and Equipment

PROPERTY AND EQUIPMENT ARE STATED AT HISTORICAL COST AND ARE DEPRECIATED USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIVES INDICATED:


Land and land improvements Building Furniture and equipment Total Cost Less accumulated depreciation Property and Equipment, net Building Land improvements Furniture, fixtures and equipment	$2,120,916 2,376,918 1,059,160 ---------------- $5,556,994 824,828 ---------------- $4,738,902 ========= Useful lives in years 40 15-20 3-10

Depreciation expense for the years ended December 31, 2001 and 2000 was $273,700 and $268,969, respectively.

Other Assets

Included in other assets is the cost of the Days Inn initial franchise fee of $25,000, which is being amortized ratably over the 15-year period of the franchise agreement, commencing in 2000. Amortization expense for 2001 and 2000  was $1,667 and $667, respectively. Franchise royalties and reservation system user fees totaling 8.8 percent of gross room revenues are expensed as incurred.

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

Deferred Offering Costs (continued)

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

Note payable to a bank, payable in monthly installments of $21,961 including interest at prime plus 1%, final payment due April, 2006 of $2,744,836, collateralized by first position on substantially all of the assets owned by the Company or hereinafter acquired $ 2,744,836

The interest rate at December 31, 2001 was 10.50%. Because the bank has not requested an increase in the total monthly amount since inception of the loan as a result of the increasing prime rate, there has been no reduction in loan principal since May 2000. As of December 31, 2001, total accrued interest on the loan exceeded the monthly payments required by a total of $35,469, which has been included in accrued liabilities.

Note payable to a bank, guaranteed by the Small Business Administration, payable in monthly installments of $9,444, including interest based on 8.5 % prime plus 2%, plus or minus adjustments quarterly for interest rate changes, final amortized


balance due February 2023, collateralized by a second position on substantially all of the assets owned by the Company or hereinafter acquired. The prime rate at December 31, 2001 was 9.50%. 978,972

Note payable to an individual, payable in monthly installments of $4,825, including interest at 10%, final payment due February 2003, collateralized by a third position on the Company's real property. 484,173

Capitalized lease obligation, payable in monthly installments of $28,854, including interest ranging from 12.4% to 14.4% and sales taxes, final payment due February 2004, collateralized by leased assets of the hotel. 893,845

Unsecured installment notes payable to two finance companies, $3,236 payable monthly, including interest at 12.34% to 16.52% per annum, due 2005. 122,038

Total long-term debt $ 4,961,536 Less current maturities 228,686 ----------------- Long-term debt, net of current maturities $ 4,732,850

Maturities of long-term debt for the five years following December 31, 2001 are as follows:

2002 $ 228,686 2003 820,070 2004 95,698 2005 41,847 Thereafter 3,775,235 ========== $ 4,961,536

NOTE 3 - CAPITAL LEASE

The Company leases furniture and equipment, building and land improvements under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease, and accordingly, these assets are capitalized as follows:

Land improvements $ 137,715 Building improvements 114,247 Furniture and equipment 1,041,858 --------------- $ 1,293,820 Less accumulated depreciation 370,025 --------------- $ 923,795 =========

The following is a schedule of future annual minimum lease payments required under the lease together with their net present value as of December 31, 2001:


                 December 31,                     Amount

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

The capital lease obligations are contained in the Notes Payable category in the balance sheet.

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

Since inception the president of the Company has provided financing to maintain the positive cash flow of the Company, substantially through personal and related party corporate loans, the majority of which were interest bearing from 8 to 10 percent per annum. As of December 31, 2001, these related party loans totaled $492,123 the majority of which are considered due within one year. During the year 2001 net loans from related parties totaled $168,387.

Included in the loans payable to related parties at December 31, 2001 are two loans that were obtained from a water district and the city prior to 2000. The latter of these loans is collateralized by an interest in the Company's real estate, whereas the other loan provides for termination of the water supply to the hotel in the event the loan becomes delinquent. Although the Company was delinquent in the monthly payments to the city, the city agreed to take no action provided the loan, which was due September 1, 2000, is paid off at the rate of $10,000 a month, commencing April, 2001. The balance of that loan at December 31, 2001 was $55,637.

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

In connection with the employment contract of the Company's president, as more fully described below, the Board of Directors approved an annual, non-qualified option for him to acquire, at fair market value at the date of grant, a minimum of 1 percent of the Company's outstanding shares during the term of his employment contract. The number of shares to be granted shall be determined by the Board of Directors. All shares granted shall have an exercise period of 36 months following the date of grant. No options were granted as of December 31, 2001.

NOTE 6 - EMPLOYMENT CONTRACT

Commencing October 1, 2000, and expiring on December 31, 2010, the Board of Directors approved an employment contract for its president, that provides for, among other benefits, annual compensation of $120,000 through December 31, 2001, and thereafter, a minimum of a 10 percent increase per annum. In addition, the president is to receive annually, 10 percent of pre-


tax income of the Company and stock options as more fully described above. There are a number of fringe benefits provided in the contract during the contract term, including the use of an automobile, disability compensation based on annual compensation, and a $500,000 life insurance policy payable to beneficiaries designated by the president.

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

NOTE 8 - PAST DUE STATUS AND LOAN VIOLATIONS

Substantially all of the accounts payable at December 31, 2001, totaling $446,173 were past due based on their payment terms of which $104,000 consisted of real estate taxes, interest and penalties for the period from December, 1999 through May, 2000. The past due status and penalties added to real estate taxes are technical violations of both bank loans, however, the Company has verbal assurances that as long as the loan payments are currently maintained, and the Company timely and fully explains its reasons for any technical violations, the banks will not call the loan.

In December 2001, the Company ceased doing business as a Days Inn franchise. The Company contends that franchisor has failed to do certain things contained in the franchise agreement and the franchisor was still wanting the Company to honor the franchise agreement and pay its royalties as specified in the agreement. This has resulted in the Company taking legal action against the franchisor and the franchisor taking legal action again the Company.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the issues raised above raise substantial doubt about its ability to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

The Company incurred substantial additional stock offering costs, principally auditing fees, subsequent to December 31, 2001, to enable it to comply with the filing requirements, on Form SB-2, of the Securities and Exchange Commission for the proposed offering of its securities.


SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality

(Registrant)

By: /s/ Larry W. Lang

--------------------------------------

Larry W. Lang

Chairman, Sole Director, President

and Secretary/Treasurer (Principal

and Accounting Officer)

Date:  May 8, 2002