Form 10KSB/A
period 2001-12-31
SUPREME HOSPITALITY
filed 2002-05-10
CIK 1116198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

<r>The following loans defaulted on the specified dates:  Temecula Valley Bank defaulted on February 14, 2001, Donald Coop defaulted on February 15, 2001 and Valley Independent Bank defaulted on February 20, 2001.  The loans were scheduled to go into receivership by March 29, 2001 if the loans were not brought current with the amount of $75,828.58.  However Supreme Hospitality was able to settle with the companies for the amount of $53,867.73 and the loans did not lapse into receivership.<r>

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

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

<r>Form 8-k was filed on 11/29/2001, signifying a change in the certifying accountant effective November 28, 2001.  The Company has engaged Clyde Bailey, P.C. as the Company’s new principal independent accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2001.  No disagreements on accounting or financial disclosure practices occurred during the fiscal year ended December 31,2001.  <r>

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


<r>Form 8-k was filed on 11/29/2001, signifying a change in the certifying accountant effective November 28, 2001.  The Company has engaged Clyde Bailey, P.C. as the Company’s new principal independent accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2001.

Form 8-k was filed on 12/27/2001, signifying a change in control of registrant.  Mr. Larry W. Lang now owns and controls four million seven hundred fifty-two thousand (4,752,000) common shares representing 54% ownership.<r>

Exhibits Schedule

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

Date:  May 10, 2002