Form 10QSB
period 2002-03-31
SUPREME HOSPITALITY
filed 2002-05-30
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2002.

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

Yes.[X]

No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,547,000 shares outstanding of Common Stock.

Transitional Small Business Disclosure Format (check one):Yes.[ ]

No[X]


Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2002	As of December 31, 2001
ASSETS
Current Assets
Cash & Cash Equivalents	$ -	$1,754
Trade accounts receivable	30,506	31,756
Other	362	-
Total Current Assets	30,868	33,510
Property and Equipment
Property and Equipment at Cost Net	4,676,431	4,738,902
Total Property & Equipment	4,676,431	4,738,902
Other Assets:
Deferred offering costs	81,000	81,000
Other Assets	52,992	29,059
Loan fees, net	14,809	40,387
Total Other assets	148,801	150,446
Total Assets	$4,856,100	$4,922,858
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$493,800	$446,173
Cash Overdraft	48,602	-
Related party loans	118,471	93,650
Accrued liabilities	251,469	221,983
Current maturities of long-term debt	228,686	228,686
Total Current Liabilities	1,141,028	990,492

Long-Term Debt, Less Current Maturities	4,664,336	4,732,850
Total Long Term Notes Payable	4,664,336	4,732,850
Total Liabilities	5,805,364	5,723,342
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value; authorized
1,000,000 shares; none outstanding	--	--
Common stock, $.0001 par value; authorized
50,000,000 shares; 8,547,000 outstanding	854	1,000
Paid-in Capital	48,646	1,500
Pre-merger Capital (deficit)	(691,927)	(691,927)
Post-merger accumulated deficit)	(306,837)	(111,057)
Net Stockholders’ Equity	(949,264)	(800,484)
Total Liabilities and Stockholders’ Equity	4,856,100	4,922,858

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2002	2001
Revenues	$ 358,478	$ 400,368
Total Revenues	$ 358,478	$ 400,368
Operating Expenses
Selling, general and administrative	299,907	312,436
Depreciation	68,425	68,025
Consulting Services	47,000	-
Interest	138,926	143.436

Total Cost of Revenues	554,258	523,897

Net Income	(195,780)	(123,529)

Net Loss Per Share:	(0.02)	(0.01)

Weighted Average number of Common Shares Outstanding	8,547,000	10,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities
Net Income	$(195,780)	$(123,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,425	68,025
Change in Operating Assets & Liabilities
(Increase) decrease Trade accounts receivable:	1,250	(13,906)
(Increase) decrease in Other current assets	(362)	767
(Increase) decrease in Accounts payable	47,627	10,514
Increase (decrease) in Accrued liabilities:	29,486	34,647
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES:	$(49,354)	$(23,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs	-	(750)
Issuance of common stock for services	47,000	-
Other	(23,933)	1,022
NET CASH (USED) IN INVESTING ACTIVITIES:	$(26,287)	$272

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of equipment	(5,954)	(5,772)
Related party loans	24,821	142,165
Loan fees	25,578	--
Loan repayments	(68,514)	(60,603)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$(24,069)	$75,790
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(50,356)	52,580
Cash and Cash Equivalents at Beginning of Period	$1,754	2,677
Cash and Cash Equivalents at End of Period	$(48,602)	55,257

Disclosure from Operating activities
Interest Expense	$138,926	$149,923
Taxes	--	--

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

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

The consolidated unaudited interim financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission


Loss per Common Share

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of March 31, 2002.

NOTE 2 - RELATED PARTIES

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

Since inception the president of the Company has provided financing to maintain the positive cash flow of the Company, substantially through personal and related party corporate loans, the majority of which were interest bearing from 8 to 10 percent per annum. As of March 31, 2002, these related party loans totaled $492,123 the majority of which are considered due within one year. During the quarter ended March 31, 2002 the net loans from related parties is $24,821.

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

Note 3 – Commitment and Contingencies

Substantially all of the accounts payable at March 31, 2002 and December 31, 2001, totaling $ 493,800 and $446,173 were past due based on their payment terms of which $104,000 consisted of real estate taxes, interest and penalties for the period from December, 1999 through May, 2000. The past due status and penalties added to real estate taxes are technical violations of both bank loans, however, the Company has verbal assurances that as long as the loan payments are currently maintained, and the Company timely and fully explains its reasons for any technical violations, the banks will not call the loan.

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

Note 4 – Subsequent Events

There are no subsequent events that warrant disclosure in these financial statements.


Item 2:  Management’s Discussion and Analysis or Plan of Operation

On February 15, 2002, the hotel received a notice of default from the Valley Independent Bank, the first lien holder on the hotel.  The reason for the default being the hotel was one month behind on their loan payment and also delinquent on their back taxes due the county.  Mr. Lang noted this was one of the banks that had previously stated to the company’s auditor they would not take this action as a result of the delinquent taxes.  This filing of the default by the Valley Independent Bank subsequently caused the second lien holder, Temecula Valley Bank, and the third lien holder, Donald Coop, to file notices of default.

The revenues for the hotel have been significantly reduced since the September 11 tragedy.  The Board reviewed all options to raise capital to pay off these defaults, but have been unable to find sufficient capital.  The Board feels the only option is to sell the hotel.

After discussion at the special meeting of the Board of Directors held on March 22nd, 2002 the Board unanimously agreed:

A.

To grant Mr. Lang the right to sell the hotel and its assets for a significant amount so as to leave no debt for the corporation.

B.

To allow Mr. Lang to return the 292,000 common shares of Supreme Hospitality stock previously approved by the Board of Directors November 27, 2001.  In return for the stock, the company agrees to pay Mr. Lang the $611,741.39 for the total debt and accrued interest Supreme Hospitality owes Mr. Lang, individual, and Lang Construction & Development, Inc. owned by Larry W. Lang.  In addition to the $611,741.39, the company agrees to pay any additional funds owed to Mr. Lang from the proceeds of the sell of the hotel.

March 31, 2002 Quarter Compared to Prior Quarter in 2001

Total Revenue for the three months ended March 31, 2002, is $358,478 compared to the three months ended March 31, 2001, which was $400,368.  This is a decrease of $41,890.  As explained above in greater detail, revenue has significantly decreased since the September 11 tragedy.

Total operating expenses for the three months ended March 31, 2002, are $554,258 compared to the three months ended March 31, 2001, which was $523,897.  This is an increase in expenses of $30,361 or 5.7%.  This change is insignificant and needs no further explanations.

Thus, the net loss for the three months ended March 31, 2002 is $195,780 compared to the three months ended March 31, 2001, which was a loss of $123,529.  Net loss has increased by $72,251 this period.  Total revenues decreased during the three month period ending March 31, 2002 and total expenses increased slightly by 5.7% thus, resulting in an increase in the company’s net loss for these periods.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s registration statement, form 10SB12G filed on 06/14/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K:  No reports for this quarter.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality

(Registrant)

By: /s/ Larry W. Lang

--------------------------------------

Larry W. Lang

Chairman, Sole Director, President

and Secretary/Treasurer (Principal

and Accounting Officer)

Date:  May 29, 2002