Form 10QSB
period 2002-09-30
SUPREME HOSPITALITY
filed 2002-11-13
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2002.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to

.

Commission file number:  333-45210

Supreme Hospitality

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0460457

(IRS Employer Identification No.)

Financial Center, 5056 Westheimer, Suite, 840 Houston, Texas 77056

(Address of principal executive office)

(713)621-4799

(Issuers telephone Number)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes.[X]

No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock:  10,000,000 shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes    []

No [X]



Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2002	As of December 31, 2001
ASSETS
Current Assets
Cash & Cash Equivalents	$ 4,998	$1,754
Trade accounts receivable	-	31,756
Other		-
Total Current Assets	4,998	33,510
Property and Equipment
Property and Equipment at Cost Net	-	4,738,902
Total Property & Equipment	-	4,738,902
Other Assets:
Deferred offering costs	81,000	81,000
Other Assets	-	29,059
Loan fees, net	-	40,387
Total Other assets	81,000	150,446
Total Assets	$85,998	$4,922,858
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$-	$446,173
Related party loans	-	93,650
Accrued liabilities	5,278	221,983
Current maturities of long-term debt	-	228,686
Other Liabilities	-	-
Total Current Liabilities	5,278	990,492

Long-Term Debt, Less Current Maturities	-	4,732,850
Total Long Term Debt	-	4,732,850
Total Liabilities	5,278	5,723,342
Commitments and Contingencies
Stockholders’ Equity
Common stock, 100,000,000 authorized shares, Par value $.0001	$1,000	$1,000
10,000,000 shares outstanding
Preferred Stock, 5,000,000 authorized shares, Par value $.0001	1,000	-
1,000,000 shares outstanding
Stock Subscription Receivable	(6,300,000)	-
Additional Paid-in-Capital	6,300,500	1,500
Accumulated Deficit	78,220	(802,984)
Total Stockholders’ Equity (Deficit)	80,720	(800,484)
Total Liabilities and Stockholders’ Equity	$85,998	$4,922,858

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$ -	$ 458,789	$ 890,267	$ 1,353,081
Expenses
Selling, general and administrative	48,280	321,195	552,625	1,109,810
Depreciation and amortization	-	68,425	136,850	205,275
Consulting	-	-	47,000	-
Interest	-	145,190	264,012	438,547
Total Expenses	48,280	534,810	1,000,487	1,753,632
Net Income (loss) from Operations	$ (48,280)	$ (76,021)	$ (110,220)	$(400,551)

Other Income and Expenses:	$ 86,840	$ (201,001)	$ (61,940)	$ (324,530)
Other Expenses	(22,753)	-	(22,753)	-

Provision for Income Taxes:
Income Tax Benefit (Expense)	-	-	-	-
Net Income (loss)	$ (71,033)	$ (76,021)	$ (132,973)	$ (400,551)

Basic and Diluted Earnings Per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average number of Common Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities
Net Income (loss)	$(132,973)	$(400,551)
Adjustments to Reconcile Net Income (Loss) to
Loss on Disposal of Assets	(22,753)
Amortization of Loan Fees	26,823
Depreciation and Amortization	136,850	205,275
(Increase) decrease in assets:
Trade accounts receivable	-	7,788
Other assets	-	-
Other current assets	-	(39)
Increase (Decrease) in Liabilities:
Trade accounts payable	-	174,710
Accrued liabilities	-	147,813

Net Cash Provided (Used) in Operating Activities	$ 7,947	$ 134,996
Cash Flows from Investing Activities:
Purchase of Franchise	-	-
Purchase of Furniture and Equipment	(53,228)	(7,879)
Advances on Notes Receivable	-	236,920
Other Assets	-	(64,598)
Payment Received on Notes Receivable	-	(95,044)
Effect of Subsidiary Sold	48,525	-
Other	3,147	(9,132)
NET CASH (USED) IN INVESTING ACTIVITIES:	$ (4,703)	$ 69,399
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Long-Term Debt	-	(194,800)
Loan repayments	-	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-	(194,800)
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,244	9,595
Cash and Cash Equivalents at Beginning of Period	$1,754	2,677
Cash and Cash Equivalents at End of Period	$4,998	12,272
Supplemental cashflow information:
Cash Paid for interest	$138,926	$380,090
Cash Paid for income taxes	-	-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The Company

Supreme Hospitality (the Company or Supreme), formerly Grubstake, Inc. and Richwood, Inc. were incorporated in Nevada on November 10, 1997. On May 28, 2002 United Managers Group, Inc. a Texas corporation; whose address is Galleria Financial Center, 5056 Westheimer, Suite, 840 Houston, Texas 77056, purchased 3,000,000 common shares from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a cost of $150,000.00 total.  The 5,710,000 common shares represent 67% of the outstanding 8,547,000 common shares.

On July 8, 2002 Mr. Thomas John Cloud, Jr. and Robert Joseph Wilson, Directors of Supreme Hospitality and without any disagreement with the Company agreed to complete the terms of the Purchase Agreement for 7,160,000 common shares of stock dated May 27th, 2002.  The Board of Directors will transfer 100% ownership of the Temecula Valley Inn, Inc., which includes the Temecula Valley Inn (the “Hotel”), to Harrel and Louise Davis, therein removing the sole assets with its liabilities from the holding company, Supreme Hospitality.

On September 8, 2002, the Company filed Articles of Amendment with the Nevada Secretary of State to change the total outstanding stock to 100,000,000 in common stock with a par value of $.0001 and 5,000,000 preferred stock with a par value of $.0001. As of September 30, 2002, there were 10,000,000 outstanding common shares and 1,000,000 preferred shares outstanding.

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three  and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September  30, 2002.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of September 30, 2002.

(page)

Note 2 – Preferred Stock

On September 25, 2002, the Company entered into and agreement to issue 1,000,000 shares of its preferred stock in exchange for a stock subscription receivable in the amount of $6,300,000.  The payments on the receivable in the amount of $100,000 per month beginning October 25, 2002 with the balance being due September 15, 2004, subject to a one-year extension at the sole discretion of the Company. Interest will accrue on the note at the rate of 6%  and compounded annually.

Note 3 – Commitment and Contingencies

The Company has not recognized any commitments or contingencies at this time.


Item 2:  Management’s Discussion and Analysis or Plan of Operation

September 30, 2002 Quarter Compared to Prior Quarter in 2001

Total Revenue for the three months ended September 30, 2002, is $0 compared to the three months ended September 30, 2001, which was $458,789.  Total Revenue for the nine months ended September 30, 2002, is $890,267 compared to the nine months ended September 30, 2001, which was $1,353,081.

Total operating expenses for the three months ended September30, 2002, are $48,280 compared to the three months ended September 30, 2001, which was $534,810.  Total operating expenses for the nine months ended September 30, 2002, are $1,000,487 compared to the nine months ended September 30, 2001, which was $1,753,632.  This is a decrease in expenses of $266,615.

Thus, the net loss for the three months ended September 30, 2002 is $71,033 compared to the three months ended September 30, 2001, which was a loss of $76,021.  The net loss for the nine months ended September 30, 2002 is $132,973 compared to the nine months ended September 30, 2001, which was a loss of $400,551.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s registration statement, form 10SB12G filed on 06/14/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K:

On July 12, 2002 an 8-k was filed signifying a change in control of registrant.

On July 12th and 17, 2002 an 8-k amendment was filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Hospitality

(Registrant)

By/s/ Thomas John Cloud, Jr.

Thomas John Cloud, Jr.

President and CEO

Date:  November 13, 2002