Form 10QSB/A
period 2002-09-30
SUPREME HOSPITALITY
filed 2002-11-19
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A-2

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

Yes.[X]

No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: <r> Common Stock:  8,547,000 shares outstanding. <r>

Transitional Small Business Disclosure Format (check one): Yes    []

No [X]



Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2002	As of December 31, 2001
ASSETS
Current Assets
Cash & Cash Equivalents	$ 4,998	$1,754
Trade accounts receivable	-	31,756
Other		-
Total Current Assets	4,998	33,510

Property and Equipment at Cost	-	4,738,902

Other Assets:
Deferred offering costs	81,000	81,000
Other Assets	-	29,059
Loan fees, net	-	40,387
Total Other assets	81,000	150,446
Total Assets	$85,998	$4,922,858
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$-	$446,173
Related party loans	-	93,650
Accrued liabilities	5,278	221,983
Current maturities of long-term debt	-	228,686
Other Liabilities	-	-
Total Current Liabilities	5,278	990,492

Long-Term Debt, Less Current Maturities	-	4,732,850
Total Long Term Debt	-	4,732,850
Total Liabilities	5,278	5,723,342
Commitments and Contingencies
Stockholders’ Equity
Common stock, 100,000,000 authorized shares, Par value $.0001	$854	$1,000
8,547,000 shares outstanding
Preferred Stock, 5,000,000 authorized shares, Par value $.0001	1,000	-
1,000,000 shares outstanding
Stock Subscription Receivable	(6,300,000)	-
Additional Paid-in-Capital	6,300,646	1,500
Accumulated Deficit	78,220	(802,984)
Total Stockholders’ Equity (Deficit)	80,720	(800,484)
Total Liabilities and Stockholders’ Equity	$85,998	$4,922,858

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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities
Net Income (loss)	$(132,973)	$(400,551)
Adjustments to Reconcile Net Income (Loss) to
Loss on Disposal of Assets	(22,753)
Amortization of Loan Fees	26,823
Depreciation and Amortization	136,850	205,275
(Increase) decrease in assets:
Trade accounts receivable	-	7,788
Other assets	-	-
Other current assets	-	(39)
Increase (Decrease) in Liabilities:
Trade accounts payable	-	174,710
Accrued liabilities	-	147,813

Net Cash Provided (Used) in Operating Activities	$ 7,947	$ 134,996
Cash Flows from Investing Activities:
Purchase of Franchise	-	-
Purchase of Furniture and Equipment	(53,228)	(7,879)
Advances on Notes Receivable	-	236,920
Other Assets	-	(64,598)
Payment Received on Notes Receivable	-	(95,044)
Effect of Subsidiary Sold	48,525	-
Other	3,147	(9,132)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES:	$ (4,703)	$ 69,399
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Long-Term Debt	-	(194,800)
Loan repayments	-	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-	(194,800)
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,244	9,595
Cash and Cash Equivalents at Beginning of Period	$1,754	2,677
Cash and Cash Equivalents at End of Period	$4,998	12,272
Supplemental cashflow information:
Cash Paid for interest	$138,926	$380,090
Cash Paid for income taxes	-	-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The Company

Supreme Hospitality (the Company or Supreme), formerly Grubstake, Inc. and Richwood, Inc. were incorporated in Nevada on November 10, 1997. On May 28, 2002 United Managers Group, Inc. a Texas corporation; whose address is Galleria Financial Center, 5056 Westheimer, Suite, 840 Houston, Texas 77056, purchased 3,000,000 common shares from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a cost of $150,000.00 total.  The 5,710,000 common shares represent 67% of the outstanding 8,547,000 common shares

On July 8, 2002 Mr. Thomas John Cloud, Jr. and Robert Joseph Wilson, Directors of Supreme Hospitality and without any disagreement with the Company agreed to complete the terms of the Purchase Agreement for 7,160,000 common shares of stock dated May 27th, 2002.  The Board of Directors will transfer 100% ownership of the Temecula Valley Inn, Inc., which includes the Temecula Valley Inn (the “Hotel”), to Harrel and Louise Davis, therein removing the sole assets with its liabilities from the holding company, Supreme Hospitality.

On September 8, 2002,  the Company filed Articles of Amendment with the Nevada Secretary of State to change the total outstanding stock to 100,000,000 in common stock with a par value of $.0001 and 5,000,000 preferred stock with a par value of $.0001. As of September 30, 2002, there were 8,547,000 outstanding common shares and 1,000,000 preferred shares outstanding.

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

Supreme Hospitality

(Registrant)

By/s/ Thomas John Cloud, Jr.

Thomas John Cloud, Jr.

President and CEO

Date:  November 18, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Thomas John Cloud, Jr., Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Supreme Hospitality;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

By:

/s/ THOMAS JOHN CLOUD, JR.

Thomas John Cloud, Jr.

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Robert Joseph Wilson, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Supreme Hospitality;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

By:

/s/ ROBERT JOSEPH WILSON

Robert Joseph Wilson

Chief Financial Officer