Form 10KSB
period 2002-12-31
SUPREME HOLDINGS
filed 2003-04-15
CIK 1116198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Supreme Holdings, Inc. (Formerly Supreme Hospitality, Inc.) (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0460457 (I.R.S. Employer Identification No.)	Financial Center, 5056 Westheimer, Suite, 840 Houston, Texas (Address of principal executive offices)
Issuer's telephone number: (713) 621-4799	77056 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of class:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:  Common Stock, $.0001 par value and Preferred Stock, $.0001

Name of each exchange on which registered:  NASDAQ (Common Stock)

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

State issuer's revenues for its most recent fiscal year:  $0.00

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,547,000 Common Shares.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)


TABLE OF CONTENTS

Item:	Page #
Description of Business	1
Description of Property	2
Legal Proceedings	2
Submission of Maters to a Vote of Security Holders	2
Market for Common Equity and Related Stockholder Matters	2
Management’s Discussion and Analysis	3
Financial Statements	4
Changes in and Disagreements with Accountants	4
Directors and Executive Officers	4
Executive Compensation Table	5
Security Ownership of Certain Beneficial Owners and Management	5
Certain Relationships and Related Transactions	6
Exhibits and Reports on Form 8-K	6
Independent Auditors' Report	7
Balance Sheet	8
Statements of Operations	9
Statement of Cash Flows	10
Statement of Stockholders’ Equity	11
Notes to Financial Statements	12
Signatures	15


PART I

DESCRIPTION OF BUSINESS

Grubstake, Inc. was organized November 10, 1997, under the laws of the State of Nevada.  On December 1, 1998, Grubstake, Inc. changed its name to Richwood, Inc. and on April 17, 2000, to Supreme Hospitality.  On November 27, 2002, Supreme Hospitality, Inc. changed its name to Supreme Holdings, Inc.  Form 8-k was filed on 12/06/2002, reporting the name change.

Supreme Holdings, Inc. is a diversified holding company that, through its subsidiaries, provides professional business services and solutions primarily to small and medium-sized businesses.  As a holding corporation the company will hold the stock of other corporations and do every act and thing covered generally by the domination “holding corporation”.  The company’s offerings span traditional accounting services, business consulting services and business solutions with a technology focus.  Supreme Holdings, Inc. will initially deliver integrated services through two business groups:  Your Corner Office, LLC and YCO Services, Inc.

Your Corner Officer provides strategic management consulting services to optimize business results.  Among other things, these services provide the means to accomplish the entrepreneur’s vision.  Your Corner Office has found that a business owner’s vision is comprised of both business and personal goals.  We have therefore developed a set of core competencies that address both aspects of what the entrepreneur is trying to accomplish.

Your Corner Office Services was established to manage, under long term contracts, day to day support operations for professional service firms included in our network of alliance firms, the majority of which are expected to be accounting firms.  Your Corner Office Services presently is in the final state of negotiations with two Houston-based local CPA firms to join our network of alliance firms and is in the early stage discussions with serveral other Houston and Texas based firms.

On June 6, 2002 form 8-K was filed with the Securities and Exchange Commission and Item one of the form states, in part, that on May 28, 2002, United Managers Group, Inc., a Texas Corporation, purchased 3,000,000 common shares of Supreme Hospitality from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a cost of $150,000.00 total.   The 5,710,000 common shares represent 67% of the outstanding 8,547,000 common shares.  Item two states, Mr. Larry W. Lang, Director of Supreme Hospitality, on the same day and without any disagreement with the Company, appointed Thomas John cloud, Jr. and Robert Joseph Wilson as incoming Directors of Supreme Hospitality; and Mr. Lang resigned as Director, President, Secretary, and Treasurer of the corporation.  The new board then elected Mr. Thomas John Cloud, Jr., as President and CEO of the corporation and Mr. Robert Joseph Wilson as Secretary/Treasurer and CFO of the corporation.

Supreme Holdings, Inc., acquired YCO Holdings, Inc., the holding company of YCO Services, Inc., and Your Corner Office, LLC on January 2, 2003 in the amount of $166,098.43 cash and 2,000,000 restricted shares of its common stock.  United Managers Group, Inc., loaned Supreme Holdings, Inc., the cash portion of this transaction and the loan is in the form of a demand promissory note with an interest rate of 10%.  Supreme Holdings, Inc., issued the 2,000,000 restricted, common shares in exchange for all of the issued and outstanding shares of YCO Holdings, Inc., held by shareholders.  Form 8-k was filed regarding this matter on February 6, 2003.

Supreme Holdings, Inc., is in the due diligence stage with BioLynx.  Nothing has materialized in due diligence that would alter the company’s previous publicly stated plans.

Your Corner Office, LLC is in the process of developing Hewlett Packard software and has spent at least seventy-five thousand dollars to date.  This money is being paid to Digital India at five thousand dollars a month with a balance of sixty-five thousand dollars.  Stillwater/Level III has successfully hosted the web application.  Digital GlobalSoft has installed the software and is in the final stages of fine-tuning.  Final acceptance of the prototype is expected by April 15, 2003.  Over the next two weeks, three CPA firms will be granted access and begin testing the application.

Supreme Holdings, Inc., has a total of two full time employees and three Board of Directors.  YCO Services, Inc., has a total of six employees and Your Corner Office, LLC has a total of seven full time employees.


DESCRIPTION OF PROPERTY

The company’s only office is located at 340 N. Sam Houston Parkway, Suite 100, Houston, TX  77060.  The rental space is 14,514 sq. ft and the monthly rent is $19,454.03.

LEGAL PROCEEDINGS

Not applicable.

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2002, a special meeting of shareholders was held and the shareholders approved the following items.  The company changed its name from Supreme Hospitality, Inc., to Supreme Holdings, Inc., and the name change became legally effective on December 3, 2002.

On, August 19, 2002, at an annual meeting, the shareholders voted and approved to amend the Company’s Certificate of Incorporation to increase the Company’s authorized number of shares of Common Stock from fifty million to one hundred million and to increase the Company’s authorized number of shares of Preferred Stock from one million to five million.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Common Stock

The Company’s authorized capital common stock consists of 100,000,000 shares of common stock, $.0001 par value per share.  As of the date of this report, there are 8,547,000 shares of common stock issued and outstanding.

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "SUHO."  . There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002. The following table sets forth, for the period indicated, the bid price range of our common stock.

	High	Low
Quarter Ended March 30, 2002	$1.25	$0.66
Quarter Ended March 30, 2002	$0.60	$0.10
Quarter Ended March 30, 2002	$1.09	$0.35
Quarter Ended March 30, 2002	$2.15	$0.80

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Public Securities, Charles Schwab & Co., and M.H. Meyerson & Co.


Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

As of the date of this report there are currently 341 stockholders’s of Supreme Holdings, Inc., common stock.

Dividend Policy:

To date, Supreme Holdings has not paid any cash dividends on their common stock.  Supreme Holdings currently intends to retain all of their future earnings for use in their business and, therefore, does not expect to pay dividends in the near future.

Preferred Stock

There are 5,000,000 shares of Preferred Stock issued with a par value of $0.0001 per share.  As of the date of this report, there are 1,000,000 shares of common stock issued and outstanding.  No other series of Preferred Stock has been authorized or issued.  The Preferred Stock will rank senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up of Supreme Holdings without the consent of any holder of Preferred Stock.  The Preferred Shareholders shall have no voting rights.

One Preferred share is convertible into three shares of Supreme Holdings common stock at any time after the first twelve months of purchase during the three-year period at the option of the shareholder.  The conversion is automatic on the third year record date if not converted earlier by the shareholder.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in connection with Supreme Holding’s financial statements and related notes thereto included elsewhere in this report.


Overview

Supreme Holdings, Inc., formerly Supreme Hospitality, was created as a diversified holding company that, through its subsidiaries, provides professional business services and solutions primarily to small and medium-sized businesses.  As a holding corporation the company will hold the stock of other corporations and do every act and thing covered generally by the domination “holding corporation”.

Results of Operations

Total revenues, ending December 31, 2001, were $1,722,151 compared to the year 2002, ending December 31, 2002, which were $0.00.

Total Operating Expenses, ending December 31, 2001, were $2,247,204 compared to the year ending December 31, 2002, which was $208,294.

In the year ending December 31, 2001 the total selling, general and administrative in operating expenses were $1,350,325, compared with the year ending December 31, 2002, which was a total amount of $182,294.

 Loss from operations, ending December 31, 2001 was $525,053, compared to the year ending December 31, 2002, which was a loss of $208,294.

FINANCIAL STATEMENTS

The following report and financial statements of the company are contained on the pages indicated.

Independent Auditor’s Report

Balance Sheet

Statement of Operations

Statement of Cash Flow

Statement of Stockholders’ Equity

Notes to Financial Statements

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position
Thomas John Cloud 2002	38	Chief Executive Officer, President and Director
Robert Joseph Wilson 2002	46	Chief Financial Officer, Secretary, Treasurer and Director
Bruce C. Culver	50	Independent Director


Thomas John Cloud has served as Chief Executive Officer, President and Director of this Company since May of 2002.  Prior to that date, Mr. Cloud served as President of Oxford Financial Group from 1996 until the change-of-control with Oxford Representatives Group was completed in 2000.  He holds Series 7, 63 and 24 licenses (as a General Securities Principal), and managed the Houston office of Oxford Financial for the past 4 years, with his prime duty being the advancement of the broker-dealer.  Under his leadership, Oxford grew from 25 brokers to about 50 just before the acquisition by ORG.  Mr. Cloud had started his career as a stockbroker back in 1989 with another Houston firm, a few years after his graduation in 1988 from Southwest Texas State University, with a degree in Public Speaking.  From 1990 until 1996 Mr. Cloud worked with several Investment Banking firms as an advisor.

Robert Joseph Wilson has served as Chief Financial Officer, Secretary/Treasurer and Director of this Company since May of 2002.  Prior to joining the Company, Mr. Wilson had been in the securities industry for more than 17 years working with both small and large securities brokerage firms and investment advisors.  Mr. Wilson is a CPA and was an auditor with Price Waterhouse prior to working in the operations department at Texas First Securities.  He subsequently worked at Kemper Securities (formerly Underwood Neuhaus) a regional investment-banking firm, in the Compliance and Internal Audit Department.  Mr. Wilson founded his own accounting and consulting firm providing financial and compliance services to small and regional investment brokerage firms.  He served as President of Mitchell Rotan, a local investment-banking firm, from 1995-1999, where he helped structure various private placements and syndicate underwritings.  He has been a member of the NASD Board of Arbitrators since 1990.  He also served on the Securities and Capital Markets Committee of the Texas Society of CPAs and was a member of the American Association of Certified Public Accountants.  He has passed qualifications to be registered by the NASD with a Series 7, 24, 27, 53 and 63 Securities License’s.

Bruce C. Culver has participated on the Board of Directors for Diamond C. Stables & Ranch since 2001.  Mr. Culver is also presently the President of Speedway Erection Service Company, a position he has held since 1983.  Additionally, Mr. Culver has served on the Board of Directors of System Builders Association, Erectors Division.

EXECUTIVE COMPENSATION

Name and				Other	All
Principal				Annual	Other
position	Year	Salary	Bonus	Compensation	Compensation
Thomas John Cloud, Jr. President and CEO	2002	$3,500* (monthly)	0	0	0
Robert Joseph Wilson CFO	2002	$3,000* (monthly)	0	0	0

*  Salary began May 29, 2002 when both the President and CFO were appointed into office.  No officer, director, or employee received in excess of $100,000 in salary and benefits in 2002.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating t the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors as a group, as of April 14, 2003.


Title Of Class	Name & Address Of Beneficial Owner	Amount & Nature Of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	United Managers Group, Inc. 12001 Network Building F, Suite 200 San Antonio, Texas 78249	5,710,000	67%
Common Stock	AmeriFinancial Group, Inc. 5065 Westheimer, #840 Galleria Financial Center Houston, Texas 77056	750,000	9%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-k:

Form 8-k was filed on 12/06/2002, reporting the name change from Supreme Hospitality, Inc. to Supreme Holdings, Inc. The report also covered the amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized number of shares of Common Stock from fifty million to one hundred million and to increase the Company’s authorized number of shares of Preferred Stock from one million to five million.

Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s original registration statement June 2000, or the SB-2/fith amendment, April 2001.

Exhibit

Description

*3.1

Articles of Incorporation

*3.2

Amended Articles of Incorporation

*3.3

By-Laws


INDEPENDENT AUDITORS’ REPORT

CLYDE BAILEY P.C.

______________________________________________________________________________

Certified Public Accountants

10924 Vance Jackson #404

San Antonio, Texas 78230

(210) 699-1287(ofc.)

(888) 699-1287 ¨ (210) 691-2911 (fax)

Member:

American Institute of CPA’s

Texas Society of CPA's

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders

Supreme Holdings Inc.

We have audited the accompanying consolidated balance sheet of Supreme Holdings, formerly Supreme Hospitality,  and subsidiaries (“Company”) as of December 31, 2002 and the related consolidated statement of operations, changes in stockholders’ equity, and statement of cash flows for the year ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

Clyde Bailey

Certified Public Accountant

March 15, 2003

San Antonio, Texas


SUPREME HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

As of DECEMBER 31, 2002

ASSETS
Current Assets
Cash	$22,198
Total Current Assets	$22,198
Property and Equipment At Cost,
Other Assets
Deferred offering costs	81,000
Deposit on Acquisition	422,270
Total other assets	$503,270
Total Assets	$525,468
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$-
Related party loans	96,009
Total Current Liabilities	$96,009

Total Liabilities	$96,009

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value; authorized	100
5,000,000 shares; 1,000,000 outstanding
Common stock, $.0001 par value; authorized	855
100,000,000 shares; 8,547,000 outstanding
Stock Subscription Receivable	(5,811,000)
Paid-in Capital	6,301,545
Retained Earnings	(62,041)
Total Stockholder’s Equity	429,459
Total Liabilities and Stockholders’ Equity	$525,468

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Twelve Months Ended December 31, 2002 and 2001

	2002	2001
Revenues	$ -	$ 1,722,151

Operating Expenses
Selling, general
and administrative	182,294	1,350,325
Depreciation and amortization	-	273,700
Consulting	26,000	623,179

Total Operating Expenses	208,294	2,247,204

Net Income (loss) from Operations	(208,294)	(525,053)

Net (Loss) per share	(0.02)	(0.05)

Weighted Average number of Common Shares Outstanding Basic	8,547,000	10,000,000

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001

	2002	2001
Cash Flows From Operating Activities
Net (loss)	$(208,294)	$(525,053)
Adjustments to reconcile net income (loss) to net cash provided (used) to operating activities:
Depreciation and amortization	-	273,700
Disposal of Subsidiary	159,649	-
(Increase) decrease in assets:
Deposit on Acquisition	(422,270)	16,360
Other current assets	-	4,615
Increase (decrease) in liabilities:
Trade accounts payable	-	212,014
Accrued liabilities	-	95,615
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES:	$(470,915)	$77,251

CASH FLOWS FROM INVESTING ACTIVITIES
Other	-	(11,719)
NET CASH (USED BY) INVESTING ACTIVITIES:	$-	$(11,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Proceeds	-	594,346
Related Party Loans	2,359	(398,473)
Proceeds from sale of Preferred stock	489,000	--
Loan repayments	-	(262,328)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$491,359	$(66,455)
NET INCREASE (DECREASE) IN CASH	20,444	(923)
CASH, AT BEGINNING OF YEAR	$1,754	$2,667
CASH, AT END OF PERIOD	$22,198	$1,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$623,179

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

For the Two Years Ended December 31, 2002

Common Stock	Preferred Stock	Stock Subscription Receivable	Paid-In Capital	Accumulated (Deficit)	Total
	Shares	Amount	Share	Amount
Balances, January 1, 2001	10,000,000	1,000				1,500	(277,931)	(275,431)
Net (loss)	-	-				-	(525,053)	(525,053)
Balance December 31, 2001	10,000,000	1,000				1,500	(802,984)	(800,484)
Common Shares Cancelled	(1,453,000)	145				145		-
Disposal of Subsidiary							949,237	949,237
Issuance of Preferred Stock			1,000,000	100	(5,811,000)	6,299,900		489,000
Net (loss)							(208,294)	(208,294)
Balance, December 31, 2002	8,547,000	855	1,000,000	100	(5,811,000)	6,301,545	(62,041)	429,459

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The Company

Supreme Hospitality (the Company or Supreme), formerly Grubstake, Inc. and Richwood, Inc. were incorporated in Nevada on November 10, 1997. On May 28, 2002 United Managers Group, Inc. a Texas corporation; whose address is Galleria Financial Center, 5056 Westheimer, Suite, 840 Houston, Texas 77056, purchased 3,000,000 common shares from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a cost of $150,000.00 total.  The 5,710,000 common shares represent 67% of the outstanding 8,547,000 common shares

On July 8, 2002 Mr. Thomas John Cloud, Jr. and Robert Joseph Wilson, Directors of Supreme Hospitality and without any disagreement with the Company agreed to complete the terms of the Purchase Agreement for 7,160,000 common shares of stock dated May 27th, 2002.  The Board of Directors transfered 100% ownership of the Temecula Valley Inn, Inc., which includes the Temecula Valley Inn (the “Hotel”), to Harrel and Louise Davis, therein removing the sole assets with its liabilities from the holding company, Supreme Hospitality.

On September 8, 2002,  the Company filed Articles of Amendment with the Nevada Secretary of State to change the total outstanding stock to 100,000,000 in common stock with a par value of $.0001 and 5,000,000 preferred stock with a par value of $.0001. As of September 30, 2002, there were 8,547,000 outstanding common shares and 1,000,000 preferred shares outstanding.

On November 6, 2002, the Company agreed to change the name of the Company from Supreme Hospitality Inc. to Supreme Holdings Inc.

Financial Statement Presentation

The Statement of Operations and Statement of Cashflows contains only the activity of Supreme Holdings Inc. (formerly Supreme Hospitality Inc.) for the year ended December 31, 2002. The activity of the subsidiary Temecula Valley Inn, Inc. is not being shown because it would not be reflective of the current Company.

Note 2 – Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentations

Concentrations

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


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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of December 31, 2002.

Deferred Offering Costs

Supreme entered into an agreement with a consulting firm in March 2000 which provides, among other things, that the firm will arrange for the acquisition of a shell company, obtain a trading symbol and market maker for the sale of the Company's stock, and arrange for the filing and successful completion of a registration statement with the Securities and Exchange Commission for the sale of the Company's common stock As of December 31, 2000, Supreme paid in full all consulting fees of $73,500, which were capitalized as a deferred offering cost along with other related registration costs incurred, pending the successful completion of a proposed public offering. If the offering is successful, all deferred costs incurred will be charged against the net proceeds of the offering. If unsuccessful, deferred offering costs will be written off.

Recent Accounting Pronouncements

In June  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset Retirement  Obligations".  SFAS  No.  143  addresses  financial  accounting  and reporting for obligations  associated with the retirement of tangible long-lived assets and the associated asset retirement  costs. SFAS No. 143 is effective for fiscal years  beginning  after June 15,  2002.  The Company does not expect that there  will be a  material  impact  from the  adoption  of SFAS  No.  143 on its financial position, results of operations, or cash flows.

In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets".  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for  Long-Lived  Assets To Be Disposed  Of", and the  accounting  and  reporting provisions of Accounting  Principles Board Statement  ("APB") 30, "Reporting the Results of  Operations  -  Reporting  the  Effects of Disposal of a Segment of a

Business,  and  Extraordinary,  Unusual and  Infrequently  Occurring  Events and Transactions",  for the  disposal  of a segment of a  business.  The  Company is required to adopt SFAS No. 144 on October 1, 2002.  The Company  does not expect that  the  adoption  of  SFAS  No.  144  will  have  a  material  effect  on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS  No.  145   requires   the   classification   of  gains  and  losses   from extinguishments  of debt as  extraordinary  items  only  if  they  meet  certain criteria  for such  classification  in APB No.  30,  "Reporting  the  Results of

Operations,  Reporting  the Effects of Disposal of a Segment of a Business,  and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on  extinguishments  of debt classified as an extraordinary item in prior  periods that does not meet the  criteria  must be  reclassified  to other income or expense.  These  provisions  are effective for fiscal years  beginning

after  May  15,  2002.  Additionally,   SFAS  No.  145  requires  sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback   transactions.   These  lease   provisions   are  effective  for transactions  occurring  after May 15,  2002.  The  Company  does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.


In July 2002,  the FASB issued  SFAS No. 146 ,  "Accounting  for Costs Associated  with Exit or Disposal  Activities".  SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain  Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)".  SFAS No. 146 requires companies to recognize  costs  associated  with  exit or  disposal  activities  when they are incurred  rather than at the date of a commitment  to an exit or disposal  plan. Examples of costs covered by the standard  include lease  termination  costs and certain  employee  severance  costs that are  associated  with a  restructuring, discontinued operation,  plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied  prospectively to exit or disposal activities initiated after  December 31,  2002.  The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

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

Note 3 – Common Stock

In July of 2002, Supreme Hospitality agreed to transfer 100% ownership of Temecula Valley Inn, Inc., which includes the Temecula Valley Inn, to Harrel and Louise Davis, thereby completing the terms of a Purchase Agreement for common shares of stock dated May 28, 2002. This transfer removed the sole asset with its related liabilities from the holding company, Supreme Hospitality.

On May 28, 2002, United Managers Group, Inc., a Texas corporation, purchased 3,000,000 common shares from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a cost of $150,000.00.  The 5,710,000 common shares represented 67% of the 8,547,000 common shares outstanding at the time.

Note 4 – Subsequent Events

On January 2, 2003 Supreme Holdings, Inc., acquired YCO Holdings, Inc., a Texas corporation, for   $166,098.43 in cash and 2,000,000 shares par value $0.0001, restricted, common stock of Supreme Holdings, Inc.  United Managers Group, Inc., loaned Supreme Hospitality the cash amount of $166,098.43 for the cash portion of this transaction.  The loan is in the form of a demand promissory note and the interest rate is 10%.  Supreme Holdings, Inc., issued the 2,000,000 restricted, common shares in exchange for all of the issued and outstanding shares of YCO Holdings, Inc., held by shareholders.  After extensive due diligence Supreme Holdings Inc., determined the fair market value of YCO Holdings, Inc., as 4,000,000 shares of its common stock.


SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Holdings, Inc.

(Registrant)

By/s/ Thomas John Cloud, Jr.

Thomas John Cloud, Jr.

President and CEO

Date:  April 14, 2003