Form 10QSB/A
period 2002-09-30
SUPREME HOLDINGS
filed 2003-06-02
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A-3

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2002.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to

.

Commission file number:  333-45210

Supreme Holdings

(Formerly: Supreme Hospitality)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0460457

(IRS Employer Identification No.)

340 N. San Houston Pkwy E., Suite, 100 Houston, Texas 77060

(Address of principal executive office)

(713)621-4799

(Issuers telephone Number)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes.[X]

No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Common Stock:  8,547,000 shares outstanding.

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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

<r>

For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$ -	$ 458,789	$ 890,267	$ 1,353,081
Expenses
Selling, general and administrative	48,280	321,195	552,625	1,109,810
Depreciation and amortization	-	68,425	136,850	205,275
Consulting	-	-	47,000	-
Interest	-	145,190	264,012	438,547
Total Expenses	48,280	534,810	1,000,487	1,753,632
Net Income (loss) from Operations	$ (48,280)	$ (76,021)	$ (110,220)	$(400,551)

Other Income and Expenses:
Sale of stock in subsidiary	991,424	-	991,424	-

Provision for Income Taxes:
Income Tax Benefit (Expense)	-	-	-	-
Net Income (loss)	$ 943,144	$ (76,021)	$ 881,204	$ (400,551)

Basic and Diluted Earnings Per Common Share	$ 0.09	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average number of Common Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

<r>

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

<r>

For the Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities
Net Income (loss)	$881,204	$(400,551)
Adjustments to Reconcile Net Income (Loss) to
Sale of Stock in Subsidiary	(991,424)
Amortization of Loan Fees	26,823
Depreciation and Amortization	136,850	205,275
(Increase) decrease in assets:
Trade accounts receivable	-	7,788
Other assets	-	-
Other current assets	-	(39)
Increase (Decrease) in Liabilities:
Trade accounts payable	-	174,710
Accrued liabilities	-	147,813

Net Cash Provided (Used) in Operating Activities	$ 53,453	$ 134,996
Cash Flows from Investing Activities:
Purchase of Franchise	-	-
Purchase of Furniture and Equipment	-	(7,879)
Advances on Notes Receivable	-	236,920
Other Assets	-	(64,598)
Payment Received on Notes Receivable	-	(95,044)
Effect of Subsidiary Sold	(50,209)	-
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES:	$ (50,209)	$ 69,399
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Long-Term Debt	-	(194,800)
Loan repayments	-	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-	(194,800)
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,244	9,595
Cash and Cash Equivalents at Beginning of Period	$1,754	2,677
Cash and Cash Equivalents at End of Period	$4,998	12,272
Supplemental cashflow information:
Cash Paid for interest	$138,926	$380,090
Cash Paid for income taxes	-	-

<r>

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOSPITALITY

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

<r>

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


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

<r>

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

Supreme Holdings

(Formerly, Supreme Hospitality)

(Registrant)

By/s/ Thomas John Cloud, Jr.

Thomas John Cloud, Jr.

President and CEO

Date:  May 30, 2003