Form 10KSB/A
period 2002-12-31
SUPREME HOLDINGS
filed 2003-06-02
CIK 1116198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Supreme Holdings, Inc. (Formerly Supreme Hospitality, Inc.) (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0460457 (I.R.S. Employer Identification No.)	340 N. Sam Houston Pkwy. E., Suite, 100 Houston, Texas (Address of principal executive offices)
Issuer's telephone number: (713) 621-4799	77060 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of class:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:  Common Stock, $.0001 par value and Preferred Stock, $.0001

Name of each exchange on which registered:  NASDAQ (Common Stock)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  <r> $890,267 <r>

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

Your Corner Office Services was established to manage, under long term contracts, day to day support operations for professional service firms included in our network of alliance firms, the majority of which are expected to be accounting firms.  Your Corner Office Services presently is in the final state of negotiations with two Houston-based local CPA firms to join our network of alliance firms and is in the early stage discussions with several other Houston and Texas based firms.

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

Clyde Bailey

Certified Public Accountant

March 15, 2003

San Antonio, Texas


SUPREME HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

As of DECEMBER 31, 2002

<r>

ASSETS
Current Assets
Cash	$22,198
Total Current Assets	$22,198
Property and Equipment At Cost,
Other Assets
Deferred offering costs	81,000
Deposit on Acquisition	533,270
Total other assets	$614,270
Total Assets	$636,468
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$-
Related party loans	96,009
Total Current Liabilities	$96,009

Total Liabilities	$96,009

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value; authorized	100
5,000,000 shares; 1,000,000 outstanding
Common stock, $.0001 par value; authorized	855
100,000,000 shares; 8,547,000 outstanding
Stock Subscription Receivable	(5,700,000)
Paid-in Capital	6,301,545
Retained Earnings	(62,041)
Total Stockholder’s Equity	540,459
Total Liabilities and Stockholders’ Equity	$636,468

<r>

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Twelve Months Ended December 31, 2002 and 2001

<r>

	2002	2001
Revenues	$ 890,267	$ 1,722,151

Operating Expenses
Selling, general
and administrative	666,886	1,350,325
Depreciation and amortization	136,850	273,700
Consulting	73,000	623,179
Interest	264,012	623,179
Total Operating Expenses	1,140,748	2,869,383
Net Income (loss) from Operations	(250,481)	(1,147,232)

Other Income and Expenses
Sale of Stock in subsidiary	991,424	-
Other Expenses	-	-

Provision for Income Taxes:
Income Tax Benefit (Expense)
Net Income (Loss)	740,943	(1,147,232)
Net (Loss) per share	0.09	(0.11)

Weighted Average number of Common Shares Outstanding Basic	8,547,000	10,000,000

<r>

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001

<r>

	2002	2001
Cash Flows From Operating Activities
Net (loss)	$740,943	$(525,053)
Adjustments to reconcile net income (loss) to net cash provided (used) to operating activities:
Sale of stock in subsidiary	(991,424)
Depreciation and amortization	136,850	273,700
(Increase) decrease in assets:
Deposit on Acquisition	(533,270)	16,360
Other current assets	64,986	4,615
Increase (decrease) in liabilities:
Trade accounts payable	-	212,014
Accrued liabilities	-	95,615
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES:	$(581,915)	$77,251

CASH FLOWS FROM INVESTING ACTIVITIES
Other	-	(11,719)
NET CASH (USED BY) INVESTING ACTIVITIES:	$-	$(11,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Proceeds	-	594,346
Related Party Loans	2,359	(398,473)
Proceeds from sale of Preferred stock	600,000	--
Loan repayments	-	(262,328)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$602,359	$(66,455)
NET INCREASE (DECREASE) IN CASH	20,444	(923)
CASH, AT BEGINNING OF YEAR	$1,754	$2,667
CASH, AT END OF PERIOD	$22,198	$1,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$138,926	$623,179

<r>

See accompanying summary of accounting principles and notes to consolidated financial statements.


SUPREME HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

For the Two Years Ended December 31, 2002

<r>

Common Stock	Preferred Stock	Stock Subscription Receivable	Paid-In Capital	Accumulated (Deficit)	Total
	Shares	Amount	Share	Amount
Balances, January 1, 2001	10,000,000	1,000				1,500	(277,931)	(275,431)
Net (loss)	-	-				-	(525,053)	(525,053)
Balance December 31, 2001	10,000,000	1,000				1,500	(802,984)	(800,484)
Common Shares Cancelled	(1,453,000)	(145)				145		-
Disposal of Subsidiary							949,237	949,237
Issuance of Preferred Stock			1,000,000	100	(5,700,000)	6,299,900		600,000
Net (loss)							740,943	740,943
Balance, December 31, 2002	8,547,000	855	1,000,000	100	(5,7000,000)	6,301,545	(62,041)	540,459

<r>

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