Form 10QSB
period 2003-03-31
SUPREME HOLDINGS
filed 2003-06-04
CIK 1116198

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2003.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to

.

Commission file number:  333-45210

Supreme Holdings, Inc. (Formerly Supreme Hospitality, Inc.) (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0460457 (I.R.S. Employer Identification No.)	340 N. Sam Houston Pkwy. E. Suite 100 Houston, Texas (Address of principal executive offices)
Issuer's telephone number: (713) 621-4799	77060 (Zip Code)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes.[X]

No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,547,000 shares of $0.0001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes    []

No [X]



Part I:  Financial Information

Item 1:  Financial Statements

SUPREME HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2003	As of December 31, 2002
ASSETS
Current Assets
Cash & Cash Equivalents	$ 22,192	$22,198
Trade accounts receivable	79,520	-
Other	-	-
Total Current Assets	101,712	22,198

Property and Equipment at Cost	1,369,722	-
Total Property & Equipment	1,369,722	-
Other Assets:
Deferred offering costs	105,227	81,000
Deposit on Acquisition	645,823	533,270
Goodwill	4,669,763	-
Total Other assets	5,420,813	614,270
Total Assets	$6,892,247	$636,468
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$918,318	$ -
Related party loans	212,008	96,009
Accrued liabilities	306,478	-
Notes Payable	712,581	-
Total Current Liabilities	$2,149,385	$96,009

Long-Term Debt, Less Current Maturities	1,125,443	-
Total Long Term Debt Notes Payable	1,125,443	-
Total Liabilities	$3,274,828	$96,009
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 authorized and Outstanding shares, Par value $.0001	$100	$100
Common stock, 50,000,000 authorized and 10,547,000 Outstanding shares, Par value $.0001	$ 1,055	$855
Paid-in Capital	9,301,345	6,301,545
Stock Subscription Receivable	(5,242,177)	(5,700,000)
Accumulated Deficit	(442,904)	(62,041)
Net Stockholders’ Equity (Deficit)	3,617,419	540,459
Total Liabilities and Stockholders’ Equity	$6,892,247	$636,468

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
Revenues	$207,358	$358,478
Total Revenues	207,358	358,478
Costs & Expenses
Operating, Selling, General, and Administrative	471,914	299,907
Depreciation	72,091	68,425
Consulting Services		47,000
Interest	44,219	138,926

Total Costs & Expenses	588,224	554,258

Net Income (Loss)	(380,866)	(195,780)

Net Incom (Loss) Per Share:	(0.04)	(0.02)

Weighted Average number of Common Shares Deemed Outstanding	10,547,000	8,547,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOLDINGS AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 21, 2002
Cash Flows From Operating Activities
Net Income (Loss)	(380,866)	(195,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,091	68,425
Change in Operating Assets and Liabilities
Accounts receivable:	(72,805)	1,250
Other current assets		(362)
Accounts payable	75,218	47,627
Accrued & other liabilities	1,391	29,486
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES:	(304,971)	(49,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposit on acquisition	(223,553)
Acquisition of business – net Issuance of common stock for services	(156,304)	47,000
Other		(23,933)
NET CASH (USED) IN INVESTING ACTIVITIES:	(379,857)	(26,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of equipment		(5,954)
Reduction in stock subscription receivable Related party loans	568,823 115,999	24,821
Loan fees		25,578
Loan repayments		(68,514)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES:	684,822	(24,069)
INCREASE (DECREASE) IN CASH & EQUIVALENTS	(6)	(50,356)
Cash and Equivalents at Beginning of Period	22,198	1,754
Cash and Equivalents at End of Period	$22,192	$(48,602)
Disclosure from Operating activities
Interest Expense		138,926
Taxes

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


SUPREME HOLDINGS

NOTES TO FINANCIAL STATEMENTS

General

The Company

Supreme Hospitality (the Company or Supreme), formerly Grubstake, Inc. and Richwood, Inc., were incorporated in Nevada on November 10, 1997. On May 28, 2002 United Managers Group, Inc., a Texas corporation, purchased 3,000,000 common shares from Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a total cost of $150,000. The 5,710,000 common shares represented 67% of the then outstanding 8,547,000 common shares.

On July 8, 2002, Mr. Thomas John Cloud, Jr. and Mr. Robert Joseph Wilson, Directors of Supreme Hospitality and without any disagreement with the Company agreed to complete the terms of the Purchase Agreement for 7,160,000 common shares of stock dated May 27th, 2002. The Board of Directors transferred 100% ownership of the Temecula Valley Inn, Inc., which includes the Temecula Valley Inn (“TVI” or the “Hotel”), to Harrel and Louise Davis, therein removing the sole assets with its liabilities from the holding company, Supreme Hospitality.

On September 8, 2002, the Company filed Articles of Amendment with the Nevada Secretary of State to change the total outstanding stock to 100,000,000 in common stock with a par value of $.0001 and 5,000,000 preferred stock with a par value of $.0001. As of December 31, 2002, there were 8,547,000 outstanding common shares and 1,000,000 preferred shares outstanding.

On November 6, 2002, the Company agreed to change the name of the Company from Supreme Hospitality, Inc. to Supreme Holdings, Inc.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the financial statements of Supreme and,  TVI for the three month period ended March 31, 2002.  The Company’s condensed consolidated financial statements include the financial statements of YCO Holdings, Inc. for the three month period ended March 31, 2003. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2002, and 2003, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of their operations for the three months ended March 31, 2002 and 2003, and their cash flows for the three months ended March 31, 2002 and 2003

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax


Expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to more likely than not realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Loss per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of March 31, 2003.

Deferred Offering Costs

Supreme entered into an agreement with a consulting firm in March 2000 which provides, among other things, that the firm will arrange for the acquisition of a shell company, obtain a trading symbol and market maker for the sale of the Company’s stock, and arrange for the filing and the successful completion of a registration statement with the Securities and Exchange Commission for the sale of the Company’s common stock. As of December 31, 2000, Supreme paid in full all consulting fees of $73,500, which were capitalized as a deferred offering cost along with other related registration costs incurred, pending the successful completion of a proposed public offering. The proposed offering was suspended during the quarter ended March 31, 2003; however may be modified thereby utilizing a substantial amount of the work product developed for the initial offering.  If an offering is successful, all deferred costs incurred will be charged against the net proceeds of the offering. If unsuccessful, deferred offering costs will be charged to operations.

Note 2 – Preferred Stock

On September 25, 2002, the Company entered into an agreement to issue 1,000,000 shares of its preferred stock in exchange for a stock subscription receivable in the amount of $6,300,000. The payments on the receivable in the amount of $100,000 per month beginning October 25, 2002 with the balance being due September 15, 2004, subject to a one-year extension at the sole discretion of the Company. Interest will accrue on the note at the rate of 6% and compounded annually.

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

On May 28, 2002, United Managers Group, Inc., a Texas corporation, purchased 3,000,000 common shares from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a cost of $150,000.00. The 5,710,000 common shares represented 67% of the common shares then outstanding at the time.

Note 4 – Business Acquisition

On January 2, 2003, Supreme Holdings, Inc. acquired YCO Holdings, Inc. (“YCO”), a Texas corporation, for $166,098 in cash and 2,000,000 shares par value $0.0001, restricted, common stock of Supreme Holdings, Inc. United Managers Group, Inc., loaned Supreme Hospitality the cash amount of $166,098 for the cash portion of this transaction. The loan was in the form of a demand promissory note and the interest rate is 10%. Supreme Holdings, Inc. has deemed the issuance of 2,000,000 restricted, common shares in exchange for all of the issued and outstanding shares of YCO Holdings, Inc., held by its shareholders.

This transaction has been accounted for as a purchase and the acquired assets and liabilities of YCO have been valued at then estimated fair market value resulting in goodwill of approximately $4,670,000.


Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in connection with Supreme Holding’s financial statements and related notes thereto included elsewhere in this report.

Overview

Supreme Holdings, Inc., formerly Supreme Hospitality, (“Supreme” or the “Company”) was created as a diversified holding company that, through its subsidiaries, provides professional business services and solutions primarily to small and medium-sized businesses. As a holding corporation the company will hold the stock of other corporations and do every act and thing covered generally by the domination “holding corporation.”  As discussed in Note 1 to the accompanying condensed consolidated financial statements, the Company owned and operated through May 27, 2002 a hotel operation known as Temecula Valley Inn (“TVI”) and the transactions related thereto are included in results of operations and cash flows for the three month period ended March 31, 2002.

As discussed in Note 4 to the accompanying condensed consolidated financial statements, the Company acquired YCO Holdings, Inc. (“YCO”) in January 2003 and the transactions and balances related thereto are included in the balance sheet as of March 31, 2003 and the results of operations and cash flows for the three months then ended.

Therefore, the following discussion regarding operating results for the first quarter of 2002 compared to the first quarter of 2003 should be read taking into account the material change in operations between such periods.

Results of Operations

Revenues for the quarter ending March 31, 2002 were $358,478 compared to $207,358 for the quarter ending March 31, 2003.

Operating, selling, general and administrative costs and expenses for the quarter ending March 31, 2002 were $299,907 compared to $471,914 for the quarter ending March 31, 2003.  The 2003 period includes expenses of YCO related to personnel resource investments necessary to expand its current suite of professional business services and solutions to its targeted customer base of small to medium-sized businesses.

Depreciation expense for the quarter ending March 31, 2002 was $68,425 for the quarter ending March 31, 2002 compared to $72,091 for the 2003 quarter.

Consulting expenses of $47,000 were incurred in the quarter ending March 31, 2002.

Interest expense for the quarter ending March 31, 2003 was $138,926 compared to $44,219 for the quarter ending March 31, 2002, primarily due to the disposal of the TVI operations in May 2002 along with assumption of its related debt.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s registration statement, form 10SB12G filed on 06/14/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K:

 On February 6, 2003, the Registrant filed a report on Form 8-K regarding the acquisition in January 2003 of YCO Holdings, Inc.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supreme Holdings

Formerly: Supreme Hospitality

(Registrant)

By: /s/Thomas John Cloud, Jr.

_________________________

Thomas John Cloud, Jr.

Chief Executive Officer, President, and Director

Date: May 27, 2003

By: /s/Robert J. Wilson

_________________________

Robert J. Wilson

Chief Financial Officer, Secretary, Treasurer, and Director (Principal Accounting Officer)

Date: May 27, 2003