Form 10KSB
period 2003-06-30
SUPREME HOLDINGS
filed 2003-12-11
CIK 1116198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM DECEMBER 31, 2002 TO JUNE 30, 2003
         -----------------------------------------------------------------

                             SUPREME HOLDINGS, INC.
                             ----------------------
                      (Formerly Supreme Hospitality, Inc.)

Incorporated in the State of Nevada                     E.I.N. 88-0460457

                 340 North Sam Houston Parkway East - Suite 100
                              Houston, Texas 77060
                            Telephone (713) 621-4799

             Securities registered under Section 12(b) of the Act:
                              Title of Class: NONE

             Securities registered under Section 12(g) of the Act:
                 Title of Class: Common Stock, $0.0001 par value
          Name of exchange on which registered: NASDAQ (Bulletin Board)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         On August 11, 2003, the registrant, Supreme Holdings, Inc. changed its fiscal year end from December 31 to June 30. Accordingly, a transition report on form 10-KSB for the transition period was due on November 9, 2003 (being 90 days after the date on which the registrant made the change of fiscal year end). The registrant previously filed an extension on form 12b-25 for the transition report due to the illness of its former auditor, extending the due date until November 24, 2003. The registrant has also not yet filed two form 8-K's required in connection with two significant acquisitions. The registrant acquired YCO Holdings, Inc. and its subsidiaries for stock in January, 2003 and acquired BioLynx, Inc. for stock in July, 2003.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $9,224,400.00.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,546,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

TABLE OF CONTENTS:

--------------------------------------------------------------------------------------------------------- ------------
                                                  ITEM                                                      PAGE #
--------------------------------------------------------------------------------------------------------- ------------

1.   Business                                                                                                4
--------------------------------------------------------------------------------------------------------- ------------
2.   Properties                                                                                              5
--------------------------------------------------------------------------------------------------------- ------------
3.   Legal Proceedings                                                                                       6
--------------------------------------------------------------------------------------------------------- ------------
4.   Submission of Matters to a Vote of Security Holders                                                     6
--------------------------------------------------------------------------------------------------------- ------------
5.   Market for Registrant's Common Equity and Related Stockholder Matters                                   7
--------------------------------------------------------------------------------------------------------- ------------
6.   Selected Financial Data                                                                                 7
--------------------------------------------------------------------------------------------------------- ------------
7.   Management's Discussion and Analysis of Financial Condition and Results of
     Operation                                                                                               8
--------------------------------------------------------------------------------------------------------- ------------
7A.  Quantitative and Qualitative Disclosures About Market Risk                                              9
--------------------------------------------------------------------------------------------------------- ------------
8.   Financial Statements and Supplementary Data                                                             9
--------------------------------------------------------------------------------------------------------- ------------
9.   Changes in and Disagreements With Accountants on Accounting and Financial
     Disclosure                                                                                              9
--------------------------------------------------------------------------------------------------------- ------------
9A.  Controls and Procedures                                                                                10
--------------------------------------------------------------------------------------------------------- ------------
10.  Directors and Executive Officers of the Registrant                                                     10
--------------------------------------------------------------------------------------------------------- ------------
11.  Executive Compensation                                                                                 13
--------------------------------------------------------------------------------------------------------- ------------
12.  Security Ownership of Certain Beneficial Owners and Management                                         13
--------------------------------------------------------------------------------------------------------- ------------
13.  Certain Relationships and Related Transactions                                                         14
--------------------------------------------------------------------------------------------------------- ------------
14.  Principal Accounting Fees and Services                                                                 14
--------------------------------------------------------------------------------------------------------- ------------
15.  EXHIBITS, Financial Statements Schedules and Reports on Form 8-K                                       14
--------------------------------------------------------------------------------------------------------- ------------
      Signatures                                                                                            15
--------------------------------------------------------------------------------------------------------- ------------

PART I

ITEM 1. BUSINESS.

Grubstake, Inc. was organized on November 10, 1997, under the laws of the State of Nevada. On December 1, 1998, Grubstake, Inc. changed its name to Richwood, Inc. and on April 17, 2000, to Supreme Hospitality, Inc. On November 27, 2002, Supreme Hospitality, Inc. changed its name to Supreme Holdings, Inc. Form 8-K was filed on December 6, 2002, reporting this name change.

Supreme Holdings, Inc. is a diversified holding company that, through it subsidiaries, provides business services and solutions primarily to small and medium-sized businesses. As a holding corporation, the company will hold the stock of other corporations and do every act and thing covered generally by the term "holding corporation". The company's offerings span traditional accounting services, business consulting services and business solutions with a technology focus.

On June 6, 2002 Form 8-K was filed with the Securities and Exchange Commission and Item 1. of the form states, in part, that on May 28, 2002, United Managers Group, Inc., a Texas corporation, purchased 3,000,000 common shares of Supreme Hospitality, Inc. from Ms. Louise Davis and an additional 2,710,000 common shares from Mr. Harrel Davis for a total cost of $150,000.00. The 5,710,000 common shares represent 67%of the outstanding 8,547,000 common shares. Item 2. states that Mr. Larry W. Lang, Director of Supreme Hospitality, Inc, on the same day and without any disagreement with the Company, appointed Thomas John Cloud, Jr. and Robert Joseph Wilson as incoming Directors of Supreme Hospitality, Inc. Mr. Lang resigned as Director, President, Secretary, and Treasurer of the corporation. The new board then elected Mr. Thomas John Cloud, Jr. as President and CEO of the corporation and Mr. Robert Joseph Wilson as Secretary/Treasurer and CFO of the corporation. On May 30, 2003, the Board of Directors voted to increase the number of directors to five and added Mr. Mike Gort and Mr. Clifford Hagler as Directors to fill the vacancies thus created. Further, Mr. Mike Gort was elected to serve as Chairman and CEO and Mr. Cloud was elected to continue as President and a Director of the corporation, both effective June 1, 2003.

Supreme Holdings, Inc. acquired YCO Holdings, Inc. the holding company of YCO Services, Inc., and Your Corner Office, LLC on January 2, 2003 for 1,500,003 shares of its $0.0001 par value restricted common stock. United Managers Group, Inc., the company's principal shareholder, loaned Supreme Holdings, Inc., the cash portion of the purchase price in the form of a demand promissory note bearing interest at the rate of 10% per annum. Supreme Holdings, Inc., issued the 1,500,003 restricted common shares in exchange for all of the issued and outstanding shares of YCO Holdings, Inc., held by the shareholders thereof. Form-K was filed regarding this transaction on February 6, 2003.

Subsequent to the date of this report, on July 1, 2003, Supreme Holdings, Inc. closed its previously announced acquisition of BioLynx, Inc., a Texas corporation, for 2,000,000 shares of its $0.0001 par value restricted common stock. The 2,000,000 shares were exchanged for all of the issued and outstanding common stock of BioLynx, Inc.

BioLynx, Inc. has developed a proprietary software program which uses one of several biometric devices to replace traditional time cards to track time and attendance of employees. This software system is capable of interfacing with payroll systems to develop, maintain and report employee payroll information.

Also subsequent to the date of this report, on July 2, 2003, the board of directors accepted the resignations of Thomas John Cloud, Jr. and Robert Joseph Wilson, as officers and directors of the corporation, without any disagreement with the company. The Board elected Jimmy C. Pyle, Executive Vice President and Director and elected Douglas A. Dickey, CPA, as a director.

Supreme Holdings, Inc., has a total of two full time employees and five members of its Board of Directors.

Supreme Holdings, Inc. has relied heavily on loans and advances from its principal shareholder, United Managers Group, Inc. ("UMG"). Should UMG fail to continue providing such loans and advances, it could seriously affect the ability of Supreme Holdings, Inc. to continue operations. On October 8, 2003 UMG discontinued its fundings to Supreme Holdings, Inc. and the company was forced to substantially discontinued operations of its subsidiary YCO Holdings, Inc. and its subsidiaries.

ITEM 2. PROPERTIES.

The Company has offices located at 340 N. Sam Houston Parkway, Suite 100, Houston, Texas 77060. The rental space in Houston is 14,514 square feet and the monthly rent for the Houston office is $19,454.03. The Company is the primary obligor on the Houston lease.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending or threatened legal proceedings involving Supreme Holdings, Inc. However, its subsidiary, YCO Holdings, Inc. is in default under the terms of certain loan arrangements and is involved in a dispute with the accounting firm of Mir, Fox and Rodriguez, PC. Though neither of these has resulted in litigation as of the date of this report, there can be no assurances that future litigation may not result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 6, 2002, a special meeting of shareholders was held and the shareholders approved several items as set forth on the Proxy Statement previously filed with the Commission. The shareholders voted to change the name of the company from Supreme Hospitality, Inc., to Supreme Holdings, Inc., and the name change became legally effective on December 3, 2002.

On August 19, 2002, at an annual meeting, the shareholders voted to amend the company's Certificate of Incorporation to increase the Company's authorized number of shares of Common Stock from fifty million shares to one hundred million shares and to increase the Company's authorized number of shares of Preferred Stock from one million shares, to five million shares.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's authorized capitalization consists of 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of no par value preferred stock. As of the date of this report, there are 13,147,000 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

The company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "SUHO". There is limited trading activity in the stock and there can be no assurance that a regular trading market for the common stock of the company will be sustained. The company began trading on the OTCBB on the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002. To date, Supreme Holdings, Inc., has not paid any cash dividends to holders of its common stock. The company currently intends to retain all of its future earnings for use in its business and, therefore, does not expect to pay dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth, for the periods indicated, the bid price range for the company's common stock:

     ----------------------------------------------------------- ---------------------- ------------------
                           QUARTER ENDED                                 HIGH                  LOW
     ----------------------------------------------------------- ---------------------- ------------------
     Quarter Ended March 30, 2002                                        $0.51                $0.51
     ----------------------------------------------------------- ---------------------- ------------------
     Quarter Ended June 30, 2002                                         $0.60                $0.60
     ----------------------------------------------------------- ---------------------- ------------------
     Quarter Ended September 30, 2002                                    $0.86                $0.80
     ----------------------------------------------------------- ---------------------- ------------------
     Quarter Ended December 31, 2002                                     $1.90                $1.90
     ----------------------------------------------------------- ---------------------- ------------------
     Quarter Ended March 30, 2003                                        $0.95                $0.95
     ----------------------------------------------------------- ---------------------- ------------------
     Quarter Ended June 30, 2003                                         $1.20                $1.20
     ----------------------------------------------------------- ---------------------- ------------------

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for the company's common stock include Public Securities, Charles Schwab & Co., and M. H. Meyerson & Co.

On April 7, 2003, the Board of Directors of the company voted to cancel the issuance of 1,000,000 shares of preferred stock to RMS Group, Inc. ("RMS") and to cancel the $6,300,000 promissory note previously executed by RMS on September 25, 2003. Further, the Board voted to issue 600,000 shares of the company's $0.0001 par value common stock to RMS in exchange for the $600,000.00 paid by RMS on the promissory note, before cancellation. On May 30, 2003, the Board of Directors voted to issue a total of 2,500,000 shares of the company's $0.0001 par value common stock to five parties in exchange for consulting and legal services performed on behalf of the company.

The company has no employee or executive stock incentive plan in place at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in connection with company's consolidated financial statements and related notes thereto, included elsewhere in this report.

In late 2002, Supreme Hospitality, Inc. became Supreme Holdings, Inc. and began evaluating several potential acquisitions upon which management proposed to establish a holding company of businesses to provide business and solutions primarily to small and medium sized businesses. The first such acquisition was YCO Holdings, Inc., which, through its subsidiaries, Your Corner Office, LLC and YCO Services, Inc. was in the business of providing just such consulting services. After an analysis of prior operations, management projected that further acquisitions by YCO Holdings, Inc., already under consideration, should permit the company to achieve profitability by mid 2003. A more aggressive plan of acquisition was undertaken in late May, 2003 and has resulted in a re-evaluation of this business plan. The costs associated with the acquisition of additional business units have proven to be in excess of original expectations and revenues generated by such business units have been less than anticipated.

Total revenues for the period ending December 31, 2001, were $1,722,151 compared to total revenues of $890,267 at December 31, 2002 (restated) and $0.00 at June 30, 2003.

Total operating expenses for the period ending December 31, 2001 were $2,247,204 compared to total expenses for the year ending December 31, 2002 (restated) of $1,176,736 and $10,234,004 for the six month period ending June 30, 2003.

In the year ending December 31, 2001, the total selling, general and administrative operating expenses were $1,350,325 compared to total selling, general and administrative operating expenses for the year ending December 31, 2002 (restated) of $876,736 and $3,952,113 for the six month period ending June 30, 2003.

Loss from operations for the year ending December 31, 2001 was $524,053 compared to losses from operations for the year ending December 31, 2002 (restated) of $286,469 and $10,234,004 for the six month period ending June 30, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of Supreme Holdings, Inc. and its subsidiaries, together the notes thereto are contained in this report on the pages indicated:

        ---------------------------------------------------------------------------- ----------------
                                      TYPE OF REPORT                                     PAGE #
        ---------------------------------------------------------------------------- ----------------
        Independent Auditors' Report - Malone & Bailey, PLLC                            F-1
        ---------------------------------------------------------------------------- ----------------
        Independent Auditors' Report - Clyde Bailey, CPA                                F-2
        ---------------------------------------------------------------------------- ----------------
        Balance Sheet                                                                   F-3
        ---------------------------------------------------------------------------- ----------------
        Statement of Operations                                                         F-4
        ---------------------------------------------------------------------------- ----------------
        Statement of Stockholder's Deficit                                              F-4 - F-6
        ---------------------------------------------------------------------------- ----------------
        Statement of Cash Flow                                                          F-7
        ---------------------------------------------------------------------------- ----------------
        Notes to Financial Statements                                                   F-8 - F-14
        ---------------------------------------------------------------------------- ----------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 6, 2003, the Board of Directors of the company resolved to dismiss Clyde Bailey, P. C. as the company's independent auditor for the fiscal year ending December 31, 2002, and to retain Malone and Bailey, PLLC. On August 6, 2003, the firm of Malone & Bailey, PLLC was formally engaged and the company notified Clyde Bailey, P.C., of its dismissal and the subsequent engagement of Malone & Bailey, PLLC.

The reports of Clyde Bailey, P. C., on the consolidated balance sheets of the company as of December 31, 2001 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002, included in the company's annual report on Form 10-KSB filed April 15, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During such fiscal years and the interim periods preceding the date of dismissal, there have been no disagreements with Clyde Bailey, P.C., on any matter if accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which such disagreements if not resolved to the satisfaction of Clyde Bailey, P.C., would have caused them to make reference thereto in their report on the company's consolidated financial statements for such periods; and there have been no reportable events of the type described in
Item 304 of Regulation S-K (ss.229,304 of this chapter).

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report and within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

---------------------------------------- ------------ ----------------------------------------------------------------
                 NAME                        AGE                             POSITION AND TERM
---------------------------------------- ------------ ----------------------------------------------------------------
Thomas John Cloud                            38       President, Chief Executive Officer and Director- 2002 thru
                                                      July 1, 2003
---------------------------------------- ------------ ----------------------------------------------------------------
Robert Joseph Wilson                         46       Secretary, Treasurer, Chief Financial Officer and Director -
                                                      2002 thru July 1, 2003
---------------------------------------- ------------ ----------------------------------------------------------------
Bruce C. Culver                              50       Independent Director - 2002
---------------------------------------- ------------ ----------------------------------------------------------------
Michael A. Gort                              54       Chairman, Chief Executive Officer and Director - May 30 thru
                                                      October 15, 2003
---------------------------------------- ------------ ----------------------------------------------------------------
Clifford A. Hagler                           51       Independent Director - May 30, 2003

---------------------------------------- ------------ ----------------------------------------------------------------
Jimmy C. Pyle                                43       Executive Vice President and Director - July 2 thru October
                                                      20, 2003
---------------------------------------- ------------ ----------------------------------------------------------------
Douglas A. Dickey                            45       Independent Director - July 2 thru October 20, 2003
---------------------------------------- ------------ ----------------------------------------------------------------
Charles T. Phillips                          60       Chairman, Chief Executive Officer and Director - October 20,
                                                      2003
---------------------------------------- ------------ ----------------------------------------------------------------

---------------------------------------- ------------ ----------------------------------------------------------------

THOMAS JOHN CLOUD, served as Chief Executive Officer, President and Director of Supreme Holdings, Inc. from May, 2002 until July 1, 2003. Prior to that time, Mr. Cloud served as President of Oxford Financial Group from 1996 until 2000. He holds Series 7, 63, and 24 licenses from the NASD and managed the Houston office of Oxford Financial for four years prior to his association with the company. Before joining Oxford Financial, Mr. Cloud was a stockbroker with another Houston firm. Mr. Cloud graduated from Southwest Texas State University, with a degree in Public Speaking in 1988.

ROBERT JOSEPH WILSON, served as Chief Financial Officer, Secretary, Treasurer and Director of the Company from May 2002 until July 1, 2003. Prior to joining the Company, Mr. Wilson worked in the securities industry for more than 17 years, working with both small and large securities brokerage firms and investment advisors. Mr. Wilson is a CPA and was an auditor with Price Waterhouse prior to joining the operations department of Texas First Securities. Later, he worked at Kempner Securities in the Compliance and Internal Audit Department. Mr. Wilson founded a consulting and accounting practice providing financial and regulatory compliance services to small and regional investment banking and brokerage firms. Mr. Wilson served as President of Mitchell Rotan, a local investment banking firm from 1995-1999, where he helped structure various private placements and syndicate underwriting. He has been a member of the NASD Board of Arbitrators since 1990. Mr. Wilson has also served on the Securities and Capital Markets Committee of the Texas Society of CPAs and was a member of the American Association of Certified Public Accountants. Mr. Wilson has qualified to be registered with the NASD with Series 7, 24, 27, 53 and 63 licenses.

BRUCE C. CULVER, has been a member of the Board of Directors of Diamond C. Stables and Ranch since 2001. Mr. Culver is also presently the President of Speedway Erection Service Company, a position he has held since 1983. Mr. Culver has served on the Board of Directors of the Company since May 2002 and has served on the Board of Directors of System Builders Association, Erectors Division.

MICHAEL A. GORT, served as a member of the Board of Directors of the Company from May 30, 2003 until October 15, 2003. Mr. Gort has served in senior management positions at Morgan Stanley Dean Witter, Lehman Brothers and Smith Barney. Mr. Gort was a Municipal Bond Attorney at Foley & Lardner after graduation from George Washington University Law School where he received his J.
D. degree. Mr. Gort also received a B.A. in Political Science from the University of Michigan. He is a member of the Society for Organizational Learning.

CLIFFORD A. HAGLER, has served on the Board of Directors of the Company since May 30, 2003. Mr. Hagler is the Co-founder, President and CEO of Aquilan, Inc. a proprietary software company in Austin, Texas. Mr. Hagler has over 25 years in the software and computer services industries with a primary focus in the life insurance and financial services sectors. Before joining Aquilan, Mr. Hagler served as Vice President & General Manager for US Operations at Cedar, Inc., a provider of complex data management solutions for the insurance industry. Prior to Cedar, Mr. Hagler served as Vice President of the Financial Services Division for Computer Sciences Corporation where he held responsibility for life insurance administration systems development and ongoing enhancements. Mr. Hagler is a frequent presenter at industry seminars and executive meetings and a regular contributor to leading industry publications.

JIMMY C. PYLE, served on the Board of Directors of the Company from July 2 thru October 20, 2003. Mr. Pyle was a founder and officer of Your Corner Office, LLC, serving as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Pyle also serves as Managing Director of ROI Group, LLC, which he co-founded in 1998. In 1995, Mr. Pyle co-founded Medical Direction, Inc. a physician practice management company. He served that company as Executive Vice President until 1997. Mr. Pyle has a Bachelor of Science in Business Administration and Real Estate Finance from the University of Arkansas.

DOUGLAS A. DICKEY, served on the Board of Directors of the Company from July 2 thru October 20, 2003. Mr. Dickey received his accounting degree in 1979 from Sam Houston State University and was certified as a CPA by the Texas State Board of Accountancy that same year. With the exception of a short term as controller of a publicly registered investment advisory firm, Mr. Dickey has been in public accounting since 1979. He is a member of the Houston Chapter of Texas Society of CPA's Management of Accounting Practice Committee and serves on the Board of Directors of Gabriel's Gift Foundation.

CHARLES T. PHILLIPS, was elected to the Board of Directors of the Company on October 20, 2003. Prior to that election, Mr. Phillips had served as an attorney to the Company. Mr. Phillips attended undergraduate and law school at The University of Texas, Austin and received his J.D. degree in January, 1966. Mr. Phillips is a member of the Texas, American and Houston Bar Associations. Mr. Phillips has been in private law practice individually and in firms in the Houston area for over 30 years. Mr. Phillips also serves as a member of the Board of Directors of the Sam Houston Area Council of the Boy Scouts of America.

ITEM 11. EXECUTIVE COMPENSATION.

-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

   NAME & PRINCIPAL POSITION                  MONTHLY                         OTHER ANNUAL            ALL OTHER
                                   YEAR        SALARY         BONUS           COMPENSATION           COMPENSATION
-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

Thomas John Cloud, Jr.           2002-2003
President and CEO                              $3,500         $0.00              $0.00                  $0.00
-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

Robert Joseph Wilson
Secretary, Treasurer, CFO and    2002-2003
Director                                       $3,000         $0.00              $0.00                  $0.00
-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

Michael A. Gort Chairman, CEO
and Director                     2003         $20,000         $0.00              $0.00                  $0.00
-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

Jimmy C. Pyle
 Exec. V.P and Director          2003          $8,333         $0.00              $0.00                  $0.00
-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

-------------------------------- --------- --------------- ------------- ----------------------- ---------------------

No officer, director or employee received in excess of $100,000 in salary and benefits in 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

---------------------------- ------------------------------------ -------------------------------- -------------------
      TITLE OF CLASS                   NAME & ADDRESS                   AMOUNT & NATURE OF             PERCENTAGE
                                     OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP           OF CLASS (2)
---------------------------- ------------------------------------ -------------------------------- -------------------

Common Stock                 United Managers Group, Inc.                     5,710,000                    39%
                             12001 Network
                             Building F, Suite 200
                             San Antonio, TX 78249
---------------------------- ------------------------------------ -------------------------------- -------------------
Common Stock                 AmeriFinancial Group                             750,000                      5%
                             8160 Wimberley Ranch Drive
                             Wimberley, TX 78676
---------------------------- ------------------------------------ -------------------------------- -------------------
Common Stock                 Bruce Culver                                     500,000                      3%
                             7135 Eckhert RoadSan Antonio, TX
                             78238
---------------------------- ------------------------------------ -------------------------------- -------------------
Common Stock                 Charles Phillips                                 500,000                      3%
                             3027 Marina Bay Drive
                             Suite 105
                             One Harbour Square
                             League City, TX 77573
---------------------------- ------------------------------------ -------------------------------- -------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

United Managers Group, Inc., the principal shareholder of the Registrant, funded substantial sums to the Registrant prior to April 15, 2003. On April 15, 2003, the Registrant executed a promissory note in the amount of up to $2,000,000.00 (the "Note") and all advances to that date were entered on the books of the Registrant as advances under the Note. At June 30, 2003, the amount that United Managers Group, Inc. had advanced under the Note was $1,394,481.60.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by the principal accountant for professional services rendered for the audit was $95,025.
                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a) The financial statements filed herewith include the following reports: (i) Balance Sheet (ii) Statement of Operations (iii) Statement of Stockholders' Deficit (iv) Statement of Cash Flow (v) Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
   Supreme Holdings, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheets of Supreme Holdings, Inc. ("SUHO") as of June 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 2003. These financial statements are the responsibility of SUHO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUHO as of June 30, 2003 and the results of its operations and its cash flows for the six months ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SUHO will continue as a going concern. As discussed in Note 2 to the financial statements, SUHO has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to these financial statements, errors resulting in overstatements and understatements of previously reported assets, liabilities, stockholders equity and net loss as of and for the year ended December 31, 2002 were discovered by the management of SUHO during November 2003. Accordingly, adjustments have been made as of December 31, 2002 to correct the errors.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

November 15, 2003

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
   Supreme Holdings, Inc.
   Houston, Texas

We have audited the accompanying balance sheet of Supreme Holdings, Inc. ("SUHO") as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of SUHO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Supreme Holdings, Inc. December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.


Clyde Bailey
Certified Public Accountant
March 15, 2003

San Antonio, Texas

                             SUPREME HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                          (Restated)
                                                                                June 30,  December 31,
                                                                                 2003        2002
                                                                              ----------- -----------
         ASSETS

Current Assets
  Cash                                                                        $    28,178 $    22,198

Other Assets
    Deferred offering costs                                                                    81,000
    Deposit                                                                        12,087           -
    Investment in subsidiary                                                            -     122,270
    Stock subscription receivable                                                       -     118,347
                                                                              ----------- -----------
         TOTAL ASSETS                                                         $    40,265 $   343,815
                                                                              =========== ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                            $     2,284 $         -
  Accrued interest                                                                 28,332           -
  Notes payable - related party                                                 1,394,482      96,009
  Notes payable                                                                    50,000           -
  Current liabilities of discontinued operations,
         net of assets                                                          2,612,351           -
                                                                              ----------- -----------
         Total Current Liabilities                                              4,087,449      96,009
                                                                              ----------- -----------
Commitments and Contingencies

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no and 1,000,000 shares issued and
         outstanding, respectively                                                      -         100
    Common stock, $.0001 par value, 100,000,000 shares
         authorized, 13,137,003 and 8,547,000 shares
         issued and outstanding, respectively                                       1,314         855
  Additional paid in capital                                                    7,343,247   6,301,545
  Stock subscription receivable                                                         -  (5,700,000)
  Accumulated deficit                                                         (11,391,745)   (354,694)
                                                                              ----------- -----------
         Total Stockholders' Equity (Deficit)                                  (4,047,184)    247,806
                                                                              ----------- -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    40,265 $   343,815
                                                                              =========== ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             SUPREME HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30, 2003 and
                          Year Ended December 31, 2002


                                                                                        (Restated)
                                                                                     2003        2002
                                                                                 -----------  ------------
Revenue                                                                        $           -   $   890,267

Cost of services provided                                                                  -             -

General and administrative                                                         3,952,113       876,736
Impairment                                                                         6,281,891       300,000
                                                                                 -----------  ------------
         Net Operating Loss                                                      (10,234,004)     (286,469)

Interest income                                                                          592         7,347
Interest expense                                                                     (28,332)     (264,012)
Sale of stock in subsidiary                                                                -       991,424
                                                                                 -----------  ------------
Income (Loss) from continuing operations                                         (10,261,744)      448,290

Loss from discontinued operations                                                   (775,307)            -
                                                                                ------------  ------------
         NET INCOME (LOSS)                                                      $(11,037,051) $    448,290
                                                                                ============  ============

Basic and diluted earnings (loss) per share                                     $      (1.07) $        .05

Weighted average shares outstanding                                               10,342,003     8,547,000


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             SUPREME HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Six Months Ended June 30, 2003 and
                          Year Ended December 31, 2002



                                                      Common Stock                         Preferred Stock
                                                Shares            Amount              Shares            Amount
                                                ----------        ---------          ----------          ---------
Balances,
   January 1, 2002                              10,000,000        $   1,000                   -          $       -

Common shares cancelled                         (1,453,000)            (145)                  -                  -

Issuance of preferred stock                              -                -           1,000,000                100

Net income                                               -                -                   -                  -
                                                ----------        ---------          ----------          ---------
Balances,
   December 31, 2002
   (Restated)                                    8,547,000              855           1,000,000                100

Shares issued for
   purchase of YCO                               1,500,003              150                   -                  -

Common shares issued
   in exchange for
   preferred shares                                590,000               59          (1,000,000)              (100)

Common shares issued
  for services                                   2,500,000              250                   -                 -

Net loss                                                 -                -                   -                  -
                                                ----------        ---------          ----------          ---------
Balances,
   June 30, 2003                                13,137,003        $   1,314                  -           $       -
                                                ==========        =========          ==========          =========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             SUPREME HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Six Months Ended June 30, 2003 and
                          Year Ended December 31, 2002



                                            Stock              Additional
                                         Subscription            Paid in            Accumulated
                                          Receivable             Capital             (Deficit)             Total
                                           -----------         -----------          -----------        -----------
Balances,
   January 1, 2002                         $         -         $     1,500          $  (802,984)       $  (800,484)

Common shares cancelled                              -                 145                    -                  -

Issuance of preferred
   stock                                     (5,700,000)         6,299,900                    -            600,000

Net income                                           -                   -              448,290            448,290
                                           -----------         -----------          -----------       -----------
Balances,
   December 31, 2002
   (Restated)                               (5,700,000)          6,301,545             (354,694)           247,806

Shares issued for
   purchase of YCO                                   -           2,999,850                    -          3,000,000

Common shares issued
   in exchange for
   preferred shares                          5,700,000          (5,707,898)                   -             (7,939)

Common shares issued
  for services                                                   3,749,750                               3,750,000

Net loss                                             -                   -          (11,037,051)       (11,037,051)
                                           -----------         -----------          -----------        -----------
Balances,
   June 30, 2003                           $         -         $ 7,343,247         $(11,391,745)       $(4,047,184)
                                           ===========         ===========          ===========        ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             SUPREME HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Six Months Ended June 30, 2003 and
                          Year Ended December 31, 2002

                                                                                            (Restated)
                                                                                   2003        2002
                                                                               ------------ -----------
Cash Flows From Operating Activities
  Net income (loss)                                                            $(11,037,051)$   448,290
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Impairment of Goodwill                                                        5,804,418           -
    Common stock issued for services                                              3,750,000           -
    Impairment of investment in Biolynx                                             477,473           -
    Impairment of investment in YCO Holdings                                        122,270           -
    Write off of deposits                                                             1,820           -
    Write off of offering costs                                                      81,000           -
    Sale of stock in subsidiary                                                           -    (991,424)
    Depreciation and amortization                                                         -     136,850
    Changes in:
         Other current assets                                                             -      64,986
         Accounts payable                                                             2,284           -
         Accrued expenses                                                            28,332           -
                                                                               ------------ -----------
  Net Cash Used In Operating Activities                                            (769,454)   (341,298)
                                                                               ------------ -----------
Cash Flows From Investing Activities
  Collections of shareholder note receivable                                         110,408          -
  Investment in Biolynx                                                             (477,473)         -
  Investment in YCO Holdings                                                              -    (122,270)
                                                                               ------------ -----------
  Net Cash Used In Investing Activities                                            (367,065)   (122,270)
                                                                               ------------ -----------
Cash Flows From Financing Activities
  Proceeds from shareholder loans                                                 1,048,473     184,012
  Collections from the sale of preferred stock                                      300,000     300,000
                                                                               ------------ -----------
  Net Cash Provided By Financing Activities                                       1,348,473     484,012
                                                                               ------------ -----------
Cash Used by Discontinued operations                                               (205,974)          -
                                                                               ------------ -----------
Net change in cash                                                                    5,980      20,444
Cash at beginning of year                                                            22,198       1,754
                                                                               ------------ -----------
Cash at end of year                                                            $     28,178 $    22,198
                                                                               ============ ===========
Cash paid during the year for:
  Interest                                                                     $          - $   138,926
  Income taxes                                                                            -           -



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Supreme Hospitality ("Supreme"), formerly Grubstake, Inc. and Richwood, Inc. incorporated in Nevada on November 10, 1997. On September 8, 2002, Supreme changed its total authorized common stock and preferred stock to 100,000,000 and 5,000,000, respectively, both with par values of $.0001. On November 6, 2002, Supreme changed its name from Supreme Hospitality, Inc. to Supreme Holdings, Inc. ("SUHO").

SUHO acquired 100% of YCO Holdings, Inc. (YCO) on January 2, 2003 (see Note 8) and shut down its operations on October 8, 2003 (see Note 13). SUHO acquired 100% of Biolynx, Inc. (Biolynx) on July 1, 2003 (see Note 14). SUHO is a holding company and has no separate operations. Biolynx's principal business activity is the installation and monitoring, servicing and supporting biometric devices and applicable software which records, summarizes, and inputs payroll time information into the employer's payroll records.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of June 30, 2003 and December 31, 2002.

Revenue Recognition. SUHO closed down YCO Holdings, Inc. on October 8, 2003. YCO had trade receivables of $13,642 on June 30, 2003, which are included in net current liabilities of discontinued operations (see Note 13). SUHO recognized revenues when services were delivered and collection is reasonably assured.

Allowance for Doubtful Accounts. SUHO analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Goodwill from the purchase of YCO Holdings, Inc. in January 2003 of $5,804,418 and an investment in Biolynx of $477,473 were impaired during the six months ended June 30, 2003. An investment in Biolynx for $300,000 was impaired during 2002.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Basic And Diluted Earnings (Loss) Per Share. Basic and diluted earning (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options and Warrants. SUHO accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. SUHO accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, SUHO recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

During the six months ending June 30, 2003, SUHO issued 300,000 stock options as part of a severance package to an outgoing employee. 200,000 options expire three years from the date of grant and have an exercise price of $2.10 per share. 100,000 options expire four years from the date of grant and have an exercise price of $2.20. The fair value associated with this issuance totaled $317,235.

The following table illustrates the effect on net loss and net loss per share if SUHO had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                     2003                  2002
                                                                   -----------           -----------
         Net income (loss) as reported                            $(11,037,051)          $   448,290
         Less: stock based compensation
              determined under fair value-
              based method                                            (317,235)                   --
                                                                   -----------           -----------
              Pro forma net income (loss)                         $(11,354,286)          $   448,290
                                                                   ===========           ===========
         Basic and diluted net loss per common share:
              As reported                                          $     (1.07)          $       .05
              Pro forma                                                  (1.10)                  .05


                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

The weighted average fair value of the stock options granted during 2003 was $1.06. Variables used in the Black-Scholes option-pricing model include (1) 1.5 percent risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

Recently Issued Accounting Pronouncements. SUHO does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

Changes in Classifications. Certain reclassifications have been made to the fiscal 2002 financial statements to conform with the financial statement presentation for fiscal 2003.

NOTE 2 - GOING CONCERN

SUHO incurred a net loss of $11,037,051 for the six months ended June 30, 2003, and has a negative working capital of $4,059,217 as of June 30, 2003. These conditions create an uncertainty as to SUHO's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if SUHO is unable to continue as a going concern.

NOTE 3 - DEFERRED OFFERING COSTS

Deferred Offering Costs of $81,000 capitalized in prior years were expensed in 2003 because the contemplated offering failed to materialize.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

In April 2003, SUHO signed a promissory note for a line of credit up to $2,000,000. The line of credit bears 10 percent interest, is payable on demand and it has no collateral. As of June 30, 2003, SUHO owed $1,394,482 and $605,518 was available for borrowing.

NOTE 5 - NOTE PAYABLE

In January 2003, SUHO signed a promissory note for $75,000. The note bears 2 percent interest, is payable in fifteen monthly payments of $5,000 beginning February 15, 2003 and has no collateral. As of June 30, 2003, SUHO owed $50,000.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and December 31, 2002 are as follows:


                                                                        June 30,             December 31,
                                                                          2003                   2002
                                                                       -----------           ------------
       Deferred tax assets:
         Net operating loss carryforward                               $   600,000           $    250,000
         Less:  valuation allowance                                       (600,000)              (250,000)
                                                                       -----------           ------------
       Net current deferred tax assets                                           -                      -
                                                                       ===========           ============

SUHO has net operating loss carryforwards of $1,700,000 as of June 30, 2003 which expire through the year 2023.

                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On February 28, 2003, SUHO assumed the operating lease of YCO Holdings, Inc. for approximately 14,500 square feet of office space with an unrelated party for a term lease agreement ending January 31, 2007. This lease agreement was amended on September 19, 2003 to reduce the square footage of lease space to approximately 12,000 square feet with a corresponding percentage reduction in monthly rent expenses.


The minimum annual lease payments are summarized as follows:

                                                                                     Lease
                  12 Months Ending                                                Payments Due
                  ----------------                                                   ------------
                  June 30, 2004                                                      $    203,347
                  June 30, 2005                                                           198,523
                  June 30, 2006                                                           205,817
                  June 30, 2007                                                           120,060
                                                                                     ------------
                                                                                     $    727,747
                                                                                     ============


NOTE 8 - PURCHASE OF YCO

On January 2, 2003, SUHO issued 1,500,003 shares of common stock to purchase the net assets of YCO Holdings, Inc. ("YCO") and its subsidiaries. The stock was valued at $3,000,000. Results of operations from YCO have been included in these financial statements since YCO's acquisition in January 2003.

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

          Assets acquired
                  Cash                                                               $      4,232
                  Accounts receivable                                                       6,715
                  Property and equipment                                                   89,454
                  Deposits                                                                 13,907
                  Goodwill                                                              5,804,418
          Liabilities assumed
                  Accounts payable                                                       (739,595)
                  Notes payable                                                        (2,179,131)
                                                                                     ------------
          Total cost of purchase                                                     $  3,000,000
                                                                                     ============

Goodwill in the purchase of YCO represents the excess of the purchase price paid (1,500,003 shares valued at $2.00 per share, or $3,000,000) over the fair value of the assets acquired ($114,308) net of the liabilities assumed ($2,918,726).

SUHO purchased YCO to expand its business to include the accounting and tax preparation operations of YCO.

                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - EQUITY

In 2002, SUHO canceled 1,453,000 shares of common stock.

In 2002, SUHO issued 1,000,000 shares of preferred stock for a $6,300,000 subscription receivable. $489,000 was paid during 2002.

On March 31, 2003, SUHO agreed to exchange the 1,000,000 shares of preferred stock issued under a previous subscription receivable for 590,000 shares of common stock. As part of the exchange, the balance of the subscription receivable of $5,700,000 and $5,707,898 of additional paid in capital associated with the original subscription were canceled.

On May 30, 2003, 2,500,000 shares of common stock were issued for services to related parties and valued at the current value of $1.50 per share.


NOTE 10 - STOCK OPTIONS

Option grants are made at management's discretion, and are compensation for services. Additionally, SUHO issues warrants from time to time. Stock options and warrants are issued by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Summary information regarding options and warrants is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                   Options            Share
                                                                 Outstanding          Price
                                                                -----------         ---------
           Outstanding at
               January 1, 2002                                            -         $       -

           Year ended December 31, 2002:
               No activity                                                -                 -

           Six months ended June 30, 2003
               Granted                                              300,000              2.13
                                                                -----------         ---------
           Outstanding at
               June 30, 2003                                        300,000         $    2.13
                                                                ===========         =========


                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Options outstanding and exercisable as of June 30, 2003:

                                                      - - Outstanding - -             Exercisable
                                             Number               Remaining           Number
           Exercise Price                     of Shares             life               of Shares
                 ---------------             ----------           ---------           -----------
                  $2.10                         200,000             3 years               200,000
                   2.20                         100,000             4 years               100,000
                                             ----------                               -----------
                                                300,000                                   300,000
                                             ==========                               ===========

NOTE 11 - IMPAIRMENT

SUHO reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. SUHO assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

An impairment review of YCO goodwill and an investment in Biolynx was performed as of June 30, 2003, and because the estimated future net cash flows were less than the carrying value of the goodwill and the investment, an impairment loss of $5,804,418 and $477,473, respectively, was recorded.

An impairment loss of $300,000 was recorded in 2002 for the investment in Biolynx.

NOTE 12 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were several errors and misstatements in the originally prepared December 31, 2002 financials. See the notes below.

A summary of the restatements are as follows:

                                                          Previously               Increase
                                                            Stated                (Decrease)            Restated
                                                          -----------             -----------           ----------
Balance Sheet at December 31, 2002:
    Cash                                                  $    22,198             $         -           $   22,198
    Deferred offering costs                                    81,000                       -               81,000
    Investment in subsidiary                                  533,270   (1)          (411,000)             122,270
    Stock subscription receivable                                   -   (2)           118,347              118,347
                                                          -----------             -----------           ----------
       Total assets                                       $   636,468             $  (292,653)          $  343,815
                                                          ===========             ===========           ==========
    Note payable to stockholders                          $    96,009             $         -           $   96,009
    Preferred stock                                               100                       -                  100
    Common stock                                                  855                       -                  855
    Subscription receivable                                (5,700,000)                      -           (5,700,000)
    Additional paid in capital                              6,301,545                       -            6,301,545
    Accumulated deficit                                       (62,041)               (292,653)            (354,694)
                                                          -----------             -----------           ----------
       Total liabilities and equity                       $   636,468             $  (292,653)          $  343,815
                                                          ===========             ===========           ==========
For the year ended December 31, 2002:

Statement of Operations:
    Revenue                                                $  890,267             $         -          $   890,267

    Cost of services provided                                       -                       -                    -
    General and administrative                               (876,736)                      -             (876,736)
    Impairment                                                      -   (1)          (300,000)            (300,000)
    Interest income                                                 -   (2)             7,347                7,347
    Interest expense                                         (264,012)                      -             (264,012)
    Sale of stock in subsidiary                               991,424                       -              991,424
                                                          -----------             -----------          -----------
    Net income (loss)                                     $   740,943             $  (292,653)         $  448,290)
                                                          ===========             ===========          ===========
Basic and diluted net loss
   per common share                                       $       .09             $     (.04)          $      .05
Weighted average common shares
    outstanding                                             8,547,000                                   8,547,000

                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Restatement notes:

(1). An impairment loss of $300,000 for the investment in Biolynx was recorded. The investment in Biolynx was also overstated by $111,000.

(2). $600,000 of the subscription receivable was reclassified as a note receivable. The note required monthly payments of $100,000 at 6 %. Principal of $481,653 and interest of $7,347 were collected in 2002. The balance was $118,347 at December 31, 2002.


NOTE 13 - DISCONTINUED OPERATIONS

Funding from a related party was terminated for YCO on October 8, 2003, shutting down YCO operations.

Shareholder loans totaling $999,541 represent loans due on demand with no interest rate and collateral. $716,726 of shareholder loans represents an estimated amount due to shareholders as a result of a contractual dispute relating to a Management Service Agreement with the Houston accounting firm of Mir, Fox and Rodriguez, P.C.

The net assets and liabilities of the discontinued operations in the accompanying balance sheet consisted of the following:

                                                              June 30,
                                                                2003
                                                            -----------
Accounts receivable                                         $    13,642
Equipment held for sale                                          66,212
                                                            -----------
         Current assets of discontinued operations               79,854
                                                            -----------

Accounts payable                                                542,595
Accrued payroll & payroll taxes                                  49,310
Shareholder loans                                             1,716,267
Notes payable                                                   384,033
                                                            -----------
         Current liabilities of discontinued operations       2,692,205
                                                            -----------

         Net current liabilities of discontinued operations $(2,612,351)
                                                            ===========

NOTE 14 - SUBSEQUENT EVENT

On July 1, 2003, SUHO purchased Biolynx by issuing 2,000,000 shares of SUHO common stock to Biolynx shareholders for 100% of the outstanding stock of Biolynx. The acquisition was accounted for under the purchase method, where all Biolynx assets were restated to their fair market value on the acquisition date, which approximated book value. Goodwill of $2,648,701 will be recorded, based on the fair value of the SUHO stock issued at $.50 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):   Supreme Holdings, Inc.

By: /s/ Charles T. Phillips
   ----------------------------
   Charles T. Phillips,
   Chief Executive Officer
Date: December 5, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf the registrant and in the capacities and on the dates indicated

By: /s/ Charles T. Phillips
   ----------------------------
   Charles T. Phillips,
   Chief Executive Officer
Date: December 5, 2003



By: /s/ Jimmy C. Pyle,
   ----------------------------
   Jimmy C. Pyle,
   Executive Vice President
Date: December 5, 2003