Form 10QSB
period 2003-09-30
SUPREME HOLDINGS
filed 2004-01-08
CIK 1116198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 333-45210

                             Supreme Holdings, Inc.

                      (Formerly Supreme Hospitality, Inc.)

Incorporated in the State of Nevada                          E.I.N. - 88-046047

                 340 North Sam Houston Parkway East - Suite 100
                              Houston, Texas 77060
                            Telephone (713) 621-4799

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         On August 11, 2003, the registrant changed its fiscal year end from December 31 to June 30. Accordingly, a transition report on form 10-KSB for the transition period was due on November 9, 2003 (being 90 days after the date on which the registrant made the change of fiscal year end). The registrant previously filed an extension on form 12b-25 for the transition report due to the illness of its former auditor, extending the due date until November 24, 2003. The registrant has also not yet filed two form 8-K's required in connection with two significant acquisitions. The registrant acquired YCO Holdings, Inc. and its subsidiaries for stock in January, 2003 and acquired BioLynx, Inc. for stock in July, 2003. See also Section 5. Other Information of this report.

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,136,355 Shares of $0.0001 par value common stock

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                             SUPREME HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (unaudited)


         ASSETS
Current Assets
    Cash                                                                                           43,966
    Accounts receivable, net of allowance of $448                                             $     3,522
    Prepaid expenses                                                                                4,362
                                                                                              -----------
         Total Current Assets                                                                      51,850

Property and equipment, net of accumulated depreciation                                           109,106

Other Assets
    Deposit                                                                                        12,087
                                                                                              -----------
                                                                                              $   173,043
                                                                                              ===========
         LIABILITES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                                          $   139,799
    Accrued interest                                                                               44,514
    Notes payable - related party                                                               4,575,717
    Notes payable                                                                                  42,123
    Short-term portion on lease payable                                                            62,272
    Current liabilities of discontinued operations,
         Net of assets                                                                          2,472,069
                                                                                              -----------
         Total Current Liabilities                                                              7,336,494

Long-term portion of lease payable                                                                 10,936
                                                                                              -----------
         Total Liabilities                                                                      7,347,430
                                                                                              -----------

         STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 100,000,000 shares
    authorized; 15,136,355 shares issued and outstanding                                            1,514
Additional paid in capital                                                                     10,580,201
Accumulated deficit                                                                           (17,756,102)
                                                                                              -----------
         Total Stockholders' Deficit                                                           (7,174,387)
                                                                                              -----------
                                                                                              $   173,043
                                                                                              ===========

                             SUPREME HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                    2003                2002
                                                ------------         ------------
Revenue                                         $      9,451         $         --

Cost of sales                                         24,265                   --
                                                ------------         ------------
         Gross margin                                (14,814)                  --
                                                ------------         ------------
General and administrative                           545,790               48,280
Impairment                                         5,271,965                   --
                                                ------------         ------------
         Total operating expenses                  5,817,755               48,280
                                                ------------         ------------
         Net Operating Loss                       (5,832,569)             (48,280)

Interest expense                                     (77,751)
Sale of stock in subsidiary                                               991,424
                                                ------------         ------------
Income (Loss) from continuing operations          (5,910,320)             943,144

Loss from discontinued operations                   (454,036)                  --
                                                ------------         ------------
         NET INCOME (LOSS)                      $ (6,364,356)        $    943,144
                                                ============         ============

Basic and diluted income (loss)
         per share                              $       (.48)        $        .09

Weighted average shares
         outstanding                              13,137,003           10,000,000


                             SUPREME HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                 Three Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                 2003                2002
                                                              -----------         -----------
Cash Flows From Operating Activities
  Net loss                                                    $(6,364,356)        $   943,144
  Adjustments to reconcile net loss to net cash
    used in operating activities:
         Impairment of Goodwill                                 5,271,965                  --
         Depreciation                                               9,150                  --
         Imputed interest on shareholder notes payable             59,681                  --
         Loss on disposal of assets                                                        --
         Sale of stock in subsidiary                                                 (991,424)
    Changes in:
         Accounts receivable                                        8,786                  --
         Prepaid expenses                                              --                  --
         Accounts payable                                         (38,726)                 --
         Accrued expenses                                          16,182                  --
                                                              -----------         -----------
  Net Cash Used In Operating Activities                        (1,037,318)            (48,280)
                                                              -----------         -----------
Cash Flows From Investing Activities
  Purchase of fixed assets                                         (1,762)                 --
  Sale of subsidiary                                                   --              39,863
                                                              -----------         -----------
  Net Cash Provided By (Used In)
    Investing Activities                                           (1,762)             39,863
                                                              -----------         -----------

Cash Flows From Financing Activities
  Proceeds from shareholder loans                               1,217,725                  --
  Payments on notes payables                                      (29,247)                 --
  Payments on lease payable                                       (14,698)                 --
                                                              -----------         -----------
  Net Cash Provided By Financing Activities                     1,173,780                  --
                                                              -----------         -----------
Cash Used by Discontinued Operations                             (118,912)                 --
                                                              -----------         -----------
Net change in cash                                                 15,788              (8,417)
Cash at beginning of period                                        28,178              13,415
                                                              -----------         -----------
Cash at end of period                                         $    43,966         $     4,998
                                                              ===========         ===========


                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Supreme Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-K, have been omitted.


NOTE 2 - STOCK OPTIONS AND WARRANTS

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

No options or warrants were issued during the three months ended September 30, 2003 and 2002.

The following table illustrates the effect on net loss and net loss per share if SUHO had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           2003                  2002
                                                       -----------           -----------
         Net income (loss) as reported                 $(6,364,356)          $   943,144
         Less: stock based compensation
              determined under fair value-
              based method                                      --                    --
                                                       -----------           -----------
              Pro forma net income (loss)              $(6,364,356)          $   943,144
                                                       ===========           ===========

Basic and diluted net loss
              per common share:
              As reported                                    $(.48)                 $.09
              Pro forma                                       (.48)                  .09

NOTE 3 - PURCHASE OF BIOLYNX

On July 1, 2003, SUHO issued 2,000,000 shares of common stock to purchase the net assets of Biolynx, Inc. ("Biolynx") and its subsidiaries. The stock was valued at $2,400,000. Results of operations from Biolynx have been included in these financial statements since Biolynx's acquisition in July 2003.

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

          Assets acquired
                  Accounts receivable, net                           12,308
                  Property and equipment, net                       116,494
                  Prepaid expenses                                    4,362
                  Goodwill                                        5,271,965
          Liabilities assumed
                  Accounts payable                                 (176,241)
                  Lease payable                                     (87,906)
                  Notes payable                                  (2,740,982)
                                                               ------------
          Total cost of purchase                               $  2,400,000
                                                               ============


Goodwill in the purchase of Biolynx represents the excess of the purchase price paid (2,000,000 shares valued at $1.20 per share, or $2,400,000) over the fair value of the assets acquired ($133,164) net of the liabilities assumed ($3,005,129).

SUHO purchased Biolynx to expand its business to include time and attendance data, Web-enabled, biometric-based time and attendance solutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in connection with the company's consolidated financial statements and related notes thereto, included elsewhere in this report.

         YCO Holdings, Inc. and its subsidiaries continued to experience losses from operations during the period covered by this report and operations of this business unit were discontinued in early October, shortly after the end of the period.

         BioLynx, Inc. also experienced operating losses during the period covered by this report. Management has adjusted the focus of sales of BioLynx, Inc.'s time and attendance product to include the use of its biometrics admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. However, the company has yet to see positive results from this change in focus.

         Total revenue from ongoing operations during the period covered by this report was $9,451.00, compared to $0.00 for the same period in 2002. Total operating expenses for the period covered by this report were $5,817,755.00 compared to $48,280.00 for the same period in 2002. The net operating loss from continuing operations for the period covered by this report was $5,832,569.00, which when combined with a $454,036.00 loss from discontinued operations and interest expense of $77,571.00, resulted in a net loss for the period of $6,364,356.00. This is compared to net income for the same period in 2002 of $943,144.00.

         The company continues to rely on loans and advances principally from its major stockholder to fund operating shortfalls and does not foresee a change in this situation in the immediate future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no pending or threatened legal proceedings involving Supreme Holdings, Inc. However, its subsidiary, YCO Holdings, Inc. is in default under the terms of certain loan arrangements and is involved in a dispute with the accounting firm of Mir, Fox and Rodriguez, P.C. Though neither of these has resulted in litigation as of the date of this report, there can be no assurances that future litigation may not result.

Item 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

         The company acquired YCO Holdings, Inc. and its subsidiaries ("YCO") for stock in January, 2003 and filed a Form 8-K on February 6, 2003. The company did not subsequently file a Form 8-K containing the required financial information as YCO had not been previously audited and its financial records required substantial analysis and adjustments before they could be audited. The audited consolidated balance sheet of the company was only recently completed and filed as a part of its Form B for the new fiscal year ending June 30, 2003. The operations of YCO were discontinued before the completion of the audit and only shortly after the end of the period covered by this report. The company determined that the inclusion of the consolidated financial information in its Form B provides sufficient information regarding YCO and its financial condition and the discontinuance of operations and the recording of the loss therefrom makes the preparation of any other financial reports of YCO redundant.

         At the time of the acquisition of BioLynx, Inc., the company determined that this acquisition did not constitute a significant acquisition and did not require the filing of a Form 8-K. However, while this may have been in error, the discontinuance of YCO operations has resulted in the financial statements contained in the company's Form 10-KSB contain the results of operations of BioLynx, Inc. and the effect of the discontinued operations on the books of the company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):   Supreme Holdings, Inc.

By: /s/ Charles T. Phillips
   ----------------------------
   Charles T. Phillips,
   Chief Executive Officer
Date: January 8, 2003


By: /s/ Sandra Livney
   ---------------------------
   Sandra Livney
   Chief Financial Officer
Date: January 8, 2003