Form 10QSB
period 2003-12-31
SUPREME HOLDINGS
filed 2004-02-12
CIK 1116198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 333-45210


                             Supreme Holdings, Inc.
                      ------------------------------------
                      (Formerly Supreme Hospitality, Inc.)

Incorporated in the State of Nevada                           E.I.N. - 88-046047

                 340 North Sam Houston Parkway East - Suite 100
                              Houston, Texas 77060
                            Telephone (713) 621-4799

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         On August 11, 2003, the registrant changed its fiscal year end from December 31 to June 30. Accordingly, a transition report on form 10-KSB for the transition period was due on November 9, 2003 (being 90 days after the date on which the registrant made the change of fiscal year end). The registrant previously filed an extension on form 12b-25 for the transition report due to the illness of its former auditor, extending the due date until November 24, 2003. The form 10-KSB was filed with the Commission on December 9, 2003. The registrant had also not yet filed two form 8-K's required in connection with two significant acquisitions. The registrant acquired YCO Holdings, Inc. and its subsidiaries for stock in January, 2003 and acquired BioLynx, Inc. for stock in July, 2003. The information necessary to substantially comply with the filing requirements of form 8-K in connection with these transactions is contained in
Section 5. Other Information of form 10-QSB, filed with the Commission on January 8, 2004 for the period ending September 30, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS.

                             SUPREME HOLDINGS, INC.
                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)

                          ASSETS
Current Assets
  Cash                                                              $     16,693
  Accounts receivable                                                      4,532
  Prepaid expenses                                                         4,361
                                                                    ------------
         Total Current Assets                                             25,586

Property and equipment, net of accumulated depreciation                   92,742
Deposits                                                                  12,755
                                                                    ------------
         Total Assets                                               $    131,083
                                                                    ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                  $     66,901
  Accrued interest and expenses                                          168,927
  Notes payable                                                           30,000
  Shareholder loans                                                    5,259,433
  Short-term portion of lease payable                                     58,155
  Current liabilities of discontinued operations, net of assets        2,603,304
                                                                    ------------
         Total Current Liabilities                                     8,186,720
                                                                    ------------
         STOCKHOLDERS' DEFICIT

  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 15,136,355 shares issued and outstanding                   1,514
  Additional paid in capital                                          10,650,149
  Accumulated deficit                                                (18,707,300)
                                                                    ------------
         Total Stockholders' Deficit                                  (8,055,637)
                                                                    ------------
                  Total Liabilities and Stockholders' Deficit       $    131,083
                                                                    ============

                              SUPREME HOLDINGS, INC
                            STATEMENTS OF OPERATIONS
              Three and Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                         Three Months                         Six Months
                                      Ended December 31,                   Ended December 31,
                                    2003              2002              2003              2002
                                ------------      ------------      ------------      ------------
Revenue                         $      7,774      $         --      $     17,225      $         --

Cost of Sales                         35,410                --            59,675                --
                                ------------      ------------      ------------      ------------

    Gross Margin                     (27,636)               --           (42,450)               --

General & Administrative             656,844           140,261         1,202,634           188,541
Impairment                                             300,000         5,271,965           300,000
                                ------------      ------------      ------------      ------------

    Total operating
       expenses                      656,844           440,261         6,474,599           488,541
                                ------------      ------------      ------------      ------------

    Net Operating Loss              (684,480)         (440,261)       (6,517,049)         (488,541)

Interest Expense                    (129,636)               --          (207,387)               --
Interest Income                                          7,347                               7,347

Sale of Stock in Subsidiary               --                --                --           991,424
                                ------------      ------------      ------------      ------------
Income (loss) from
    continuing operations           (814,116)         (432,914)       (6,724,436)          510,230

Income (Loss) from
    discontinued operations         (137,083)                           (591,119)
                                ------------      ------------      ------------      ------------
    NET INCOME (LOSS)           $   (951,199)     $   (432,914)     $ (7,315,555)     $    510,230
                                ============      ============      ============      ============

Basic and diluted income
    (loss) per share            $       (.06)     $       (.05)     $       (.48)     $        .06
Weighted average
    shares outstanding            15,136,355         8,547,000        15,125,485         8,547,000

                             SUPREME HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                   Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                       2003              2002
                                                    -----------      -----------
Cash Flows From Operating Activities
  Net loss                                          $(7,315,555)     $   510,230
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Impairment of goodwill                            5,271,965
    Impairment of investment in Biolynx                                  300,000
    Depreciation                                         30,150
    Imputed interest on shareholder loans               129,629
    Sale of stock in subsidiary                                         (991,424)
    Changes in:
         Accounts receivable                              7,776
         Other current assets                              (668)
Accounts payable                                       (111,622)
         Accrued expenses                               140,595           (5,278)
                                                    -----------      -----------
  Net Cash Used In Operating Activities              (1,847,730)        (186,472)
                                                    -----------      -----------
Cash Flows From Investing Activities
  Purchase of fixed assets                               (6,398)
  Sale of subsidiary                                                     133,513
  Investment in Biolynx                                                 (300,000)
  Investment in YCO Holdings                                            (122,270)
                                                    -----------      -----------
  Net Cash Used In Investing Activities                  (6,398)        (288,757)
                                                    -----------      -----------
Cash Flows From Financing Activities
  Proceeds from shareholder loans                     1,901,441          184,012
  Payments on notes payable                             (41,370)
  Payments on lease payable                             (29,751)
  Collections from sale of preferred stock                               300,000
                                                    -----------      -----------
  Net Cash Provided by Financing Activities           1,830,320          484,012
                                                    -----------      -----------
Cash Provided by Discontinued Operations                 12,323               --
                                                    -----------      -----------
Net change in cash                                      (11,485)           8,783
Cash at beginning of period                              28,178           13,415
                                                    -----------      -----------
Cash at end of period                               $    16,693      $    22,198
                                                    ===========      ===========

                             SUPREME HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Supreme Holdings, Inc. ("SUHO") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the SUHO's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

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

No options or warrants were issued during the six months ended December 31, 2003 and 2002.

The following table illustrates the effect on net loss and net loss per share if SUHO had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                      2003                   2002
                                                                   -----------           -----------
         Net income (loss) as reported                             $(7,315,555)          $   510,230
         Less: stock based compensation
              determined under fair value-
              based method                                                  --                    --
                                                                   -----------           -----------
              Pro forma net income (loss)                          $(7,315,555)          $   510,230
                                                                   ===========           ===========

Basic and diluted net loss
              Per common share:
              As reported                                                $(.48)                 $.06
              Pro forma                                                   (.48)                  .06

NOTE 3 - PURCHASE OF BIOLYNX

On July 1, 2003, SUHO issued 2,000,000 shares of common stock to purchase the net assets of BioLynx, Inc. ("BioLynx") and its subsidiaries. The stock was valued at $2,400,000. Results of operations from BioLynx have been included in these financial statements since BioLynx's acquisition in July 2003.

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

          Assets acquired
                  Accounts receivable, net                   $     12,308
                  Property and equipment, net                     116,494
                  Prepaid expenses                                  4,362
                  Goodwill                                      5,271,965
          Liabilities assumed
                  Accounts payable                               (176,241)
                  Lease payable                                   (87,906)
                  Notes payable                                (2,740,982)
                                                             ------------
          Total cost of purchase                             $  2,400,000
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

         The operations of YCO Holdings, Inc. and its subsidiaries were discontinued on October 8, 2003, shortly after the beginning of the period covered by this report.

         BioLynx, Inc. continued to experience operating losses during the period covered by this report. As stated in the immediate prior report, management has adjusted the focus of sales of BioLynx, Inc.'s time and attendance product to include the use of its biometric admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. The company has yet to see positive results from this change in focus.

         The company recognized revenue of $7,774 in the three months ended December 31, 2003 of 2003 compared with $0 for the three months ended December 31, 2002. Revenue for the six months ended December 31, 2003 and 2002 was $17,225 and $0, respectively. The company recognized total operating expenses of $656,844 in the three months ended December 31, 2003 compared with $440,261 for the three months ended December 31, 2002. Total operating expenses for the six months ended December 31, 2003 and 2002 was $6,474,599 and $488,541 respectively. The net operating loss for the three months ended December 31, 2003 was $684,480 compared with $440,261 for the three months ended December 31, 2002. Net operating loss for the six months ended December 31, 2003 and 2002 was $6,517,049 and $488,541, respectively.

         Loss from continuing operations for the three months ended December 31, 2003 was $814,116 compared with a loss of $432,914 for the three months ended December 31, 2002. Loss from continuing operations for the six months ended December 31, 2003 was $6,724,436 compared to income of $510,230 for the six months ended December 31, 2002. Included in the loss from continuing operations for the three months ending December 31, 2003 and six months ending December 31, 2003 is interest expense of $129,636 and $207,387, respectively. Included in the loss from continuing operations for the three months ending December 31, 2002 is interest income of $7,347. Includied in the loss from continuing operations for the six months ending December 31, 2002 is interest income of $7,347 and sale of stock in subsidiary of $991,424.

         Loss from discontinued operations for the three and six months ended December 31, 2003 was $137,083 and $591,119, respectively compared to $0 for the same periods in 2002.

         Net loss for the three months ended December 31, 2003 was $951,199 compared with a net loss of $432,914 for the three months ended December 31, 2002. Net loss for the six months ended December 31, 2003 was $7,315,555 compared to net income of $510,230 for the six months ended December 31, 2002.

         The company continues to rely on loans and advances principally from its major stockholder to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the company will continue to have such loans and advances available and will not be able to continue operations without them.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no pending or threatened legal proceedings involving Supreme Holdings, Inc. However, its subsidiary, YCO Holdings, Inc. is in default under the terms of certain loan arrangements and is involved in a dispute with the accounting firm of Mir, Fox and Rodriguez, P.C. Though neither of these has resulted in litigation as of the date of this report, there can be no assurances that future litigation may not result. There has also been threatened litigation involving claims by former contractors of YCO Holdings, Inc. and its subsidiaries, however, management has not yet been able to quantify the amount of such claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

         None.

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


(Registrant):   Supreme Holdings, Inc.

By: /s/ Charles T. Phillips
   ----------------------------
   Charles T. Phillips,
   Chief Executive Officer

Date: February 9, 2004


By: /s/ Sandra Livney
   ---------------------------
   Sandra Livney
   Chief Financial Officer

Date: February 9, 2004