Form 10QSB/A
period 2003-12-31
SUPREME HOLDINGS
filed 2004-05-12
CIK 1116198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

                          Commission File No. 333-45210

                             SUPREME HOLDINGS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                         88-046047
  ---------------------------                            ---------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

     3027 Marina Bay Drive, Suite 105
           League City, Texas                                77573
  --------------------------------------                    --------
 (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (713) 621-4799

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.


Number of shares outstanding of each of the issuer's classes of common equity:
------------------------------------------------------------------------------

             Class                          Outstanding as of May 11, 2004
  Common stock, $0.0001 par value                    15,236,355

   The issuer is not using the Transitional Small Business Disclosure format.

                             SUPREME HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information................................................ 1
   Item 2.   Management's Discussion And Analysis Of Financial Condition
             And Results Of Operations........................................ 1
   Item 3.   Controls And Procedures.......................................... 2
Part II - Other Information................................................... 2
   Item 1.   Legal Proceedings................................................ 2
   Item 5.   Other Information................................................12
   Item 6.   Exhibits And Reports On Form 8-K.................................18
Signatures ...................................................................19

                                EXPLANATORY NOTE

      This amendment on Form 10-QSB/A amends the Quarterly Report of Supreme Holdings, Inc. (the "Company") on Form 10-QSB previously filed for the quarter ended December 31, 2003. The purpose of this amendment is to (i) provide pro forma and other financial information related to the Company's acquisition of BioLynx, Inc. in July of 2003; (ii) provide additional disclosure related to YCO Holdings, Inc., a company acquired by the Company in January of 2003; and (iii) provide certain additional or expanded disclosures throughout the Report.

      This Amendment to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 amends and restates only those items of the previously filed Form 10-QSB listed above. No other information contained in the Company's Form 10-QSB for the quarter ended December 31, 2003 has been updated or amended.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in connection with the company's consolidated financial statements and related notes thereto, included in our previously filed Form 10-QSB for the period ended December 31, 2003.

      The operations of one of our subsidiaries, YCO Holdings, Inc., and its subsidiaries were discontinued on October 8, 2003, shortly after the beginning of the period covered by this report.

      Our other subsidiary, BioLynx, Inc., continued to experience operating losses during the period covered by this report. As stated in our Form 10-QSB for the period ended September 30, 2003, management has adjusted the focus of sales of BioLynx, Inc.'s time and attendance product to include the use of its biometric admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. The company has yet to see positive results from this change in focus.

      The company recognized revenue of $7,774 in the three months ended December 31, 2003 compared with $0 for the three months ended December 31, 2002. Revenue for the six months ended December 31, 2003 and 2002 was $17,225 and $0, respectively. Revenue increased in both the three and six months ended December 31, 2003 because from June through December of 2002 we had no operations and generated no revenue as we were seeking a company to acquire. Following our acquisitions of YCO Holdings and BioLynx, we began to generate small amounts of revenue from their operations.

      The company recognized total operating expenses of $656,844 in the three months ended December 31, 2003 compared with $440,261 for the three months ended December 31, 2002. This 49% increase in operating expenses in the three months ended December 31, 2003 was a result of increased general and administrative expenses associated with continuing the operations of our BioLynx subsidiary and discontinuing the operations of YCO Holdings. Total operating expenses for the six months ended December 31, 2003 and 2002 was $6,474,599 and $488,541 respectively. Operating expenses in the six months ended December 31, 2003 increased due to our write down of $5,271,965 of goodwill acquired as part of the BioLynx acquisition, and increased general and administrative expenses associated with the acquisition of our subsidiaries.

      The net operating loss for the three months ended December 31, 2003 was $684,480 compared with $440,261 for the three months ended December 31, 2002. This increase in net operating loss for the three months ended December 31, 2003 was due to increased general and administrative expenses, which were not offset by revenue from our subsidiaries. Net operating loss for the six months ended December 31, 2003 and 2002 was $6,517,049 and $488,541, respectively. This increase in net operating loss in the six months ended December 31, 2003 was primarily due to the write down of $5,271,965 of goodwill acquired as part of the BioLynx acquisition.

      Loss from continuing operations for the three months ended December 31, 2003 was $814,116 compared with a loss of $432,914 for the three months ended December 31, 2002. Loss from continuing operations for the six months ended December 31, 2003 was $6,724,436 compared to income of $510,230 for the six months ended December 31, 2002. Included in the loss from continuing operations for the three months ending December 31, 2003 and six months ending December 31, 2003 is interest expense of $129,636 and $207,387, respectively. Included in the loss from continuing operations for the three months ending December 31, 2002 is interest income of $7,347. Included in the loss from continuing operations for the six months ending December 31, 2002 is interest income of $7,347 and sale of stock in subsidiary of $991,424.

      Loss from discontinued operations for the three and six months ended December 31, 2003 was $137,083 and $591,119, respectively compared to $0 for the same periods in 2002. The increased loss from discontinued operations in the three and six months ended December 31, 2003 was due to our discontinuation of the operations of YCO Holdings in October of 2003.

      Net loss for the three months ended December 31, 2003 was $951,199 compared with a net loss of $432,914 for the three months ended December 31, 2002. Net loss for the six months ended December 31, 2003 was $7,315,555 compared to net income of $510,230 for the six months ended December 31, 2002. The increase in the net loss for the six months ended December 31, 2003 was primarily due to the impairment of the goodwill acquired as part of the BioLynx acquisition.

      The company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the company will continue to have such loans and advances available and the company will not be able to continue operations without them.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On March 29, 2004, YCO Holdings, Inc., a wholly owned subsidiary of the Company, filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The operations of YCO Holdings, Inc. and its subsidiaries were discontinued on October 8, 2003. The business of YCO Holdings, Inc. was not producing a profit at the time that operations were discontinued and loses were continuing to mount. After reviewing the debts and assets of the company, it was determined that the only possible way to deal with the subsidiary's creditors would be under the supervision of the United States Bankruptcy Court. In the bankruptcy filing, YCO Holdings, Inc. reported assets of $12,087.00 and liabilities of $4,808,275.44. Management does not believe that this bankruptcy proceeding will have any effect on the operations of the Company, or its other subsidiaries.

ITEM 5.  OTHER INFORMATION

YCO HOLDINGS, INC.

      The Company acquired YCO Holdings, Inc. and its subsidiaries ("YCO") in January of 2003, as reported in the Company's Form 8-K filed on February 6, 2003. The Company did not subsequently file a Form 8-K containing the required financial information relating to the acquisition. YCO's financial records were not able to be audited following the acquisition as YCO's financial records required substantial analysis and adjustment. Before the audit could begin, YCO ceased operations (on October 8, 2003). On March 29, 2004, YCO filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code. As a result of these events, the Company will be unable to provide the required financial information relating to the YCO acquisition.

BIOLYNX, INC.

      The Company acquired BioLynx, Inc. ("BioLynx") in July of 2003, and did not file a Form 8-K with the required financial information relating to the acquisition. This financial information is below.

              PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The following pro forma financial statements has been derived from the financial statements of Supreme Holdings, Inc. ("Supreme") at June 30, 2003 and adjusts such information to give effect to the acquisition of BioLynx, Inc. ("BioLynx"), a Texas corporation, as if the acquisition had occurred at June 30, 2003. The pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at June 30, 2003. The pro forma financial statements should be read in conjunction with the notes thereto and the Company's consolidated financial statements and related notes thereto contained in the Company's latest annual report filed with the SEC.



                PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT


                                         6/30/03             9/30/02                                     6/30/03
                                         Supreme             BioLynx             Adjustments            Pro-Forma
                                    ---------------       -------------      ----------------      ----------------

Revenue                             $             -       $     873,724                            $        873,724

Cost of sales                                     -             162,000                                     162,000
                                    ---------------     ---------------                             ---------------

     Gross margin                                 -             711,724                                     711,724
                                    ---------------     ---------------                             ---------------

General and
     administrative                       3,952,113           1,464,592                                   5,416,705
Impairment                                6,281,891                   -      (2)   $4,048,528            10,330,419
Depreciation and
     Amortization                                 -              85,415                                      85,415
                                    ---------------     ---------------                             ---------------

Total operating expenses                 10,234,004           1,550,007                                  15,832,539
                                    ---------------     ---------------                             ---------------

Net Operating Loss                      (10,234,004)           (838,283)                                (15,120,815)

Interest income                                 592                   -                                         592
Interest expense                            (28,332)            (83,324)                                   (111,656)
                                    ---------------     ---------------                             ---------------

Loss from continuing
     operations                         (10,261,744)           (921,607)                                (15,231,879)
Loss from discontinued
     operations                            (775,307)                  -                                    (775,307)
                                    ---------------     ---------------                             ---------------

NET LOSS $                          $  (11,037,051)     $      (921,607)                            $   (16,007,186)
                                    ===============     ===============                             ===============



                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET

                                         6/30/03             9/30/02                                     6/30/03
                                         Supreme             BioLynx             Adjustments            Pro-Forma
                                    ---------------       -------------      ----------------      ----------------
Current Assets
     Cash                           $        28,178                   -                            $         28,178
    Accounts receivable,
       net of allowance                           -               1,581                                       1,581
     Prepaid expenses                             -               4,362                                       4,362
                                    ---------------       -------------                            ----------------

       Total Current Assets                  28,178               5,943                                      34,121
                                    ---------------       -------------                            ----------------

Property and equipment, net                       -             151,214                                     151,214
Other Assets
     Deposit                                 12,087                   -                                      12,087
     Goodwill                                                                (1)   $4,048,528                     -
                                                                             (2)   (4,048,528)

                                    ---------------       -------------                            ----------------
                                    $        40,265       $     157,157                            $        197,422
                                    ===============       =============                            ================

Current Liabilities
    Accounts payable and
     accrued expenses                        30,616             222,432                                     253,048
    Note payable - related
     party                                1,394,482           1,433,621                                   2,828,103
     Note payable                            50,000                   -                                      50,000
    Current liabilities of
     discontinued operations, net         2,612,351                   -                                   2,612,351
     Other                                        -              76,424                                      76,424
                                    ---------------       -------------                            ----------------

     Total Current Liabilities            4,087,449           1,732,477                                   5,819,926
                                    ---------------       -------------                            ----------------

Long-term portion of
     lease payable                                -              73,208                                      73,208

                                    ---------------       -------------                            ----------------
                                          4,087,449           1,805,685                                   5,893,134

Preferred stock, $.0001 par
    Value, authorized 5,000,000
    Shares; none outstanding
Common stock, $.0001 par
  value; authorized
    100,000,000 shares;
    13,137,003 outstanding                    1,314                          (1)        1,314                     -
    15,137,003 shares outstanding                                            (1)       (1,514)                1,514

Preferred stock, $1.00 par
   value; authorized
   20,000,000 shares;
   none outstanding
Common stock, no par
    value; authorized
    100,000,000 shares;
     13,674,158 outstanding                       -           5,261,222      (1)    5,261,222                     -
     Paid in capital                      7,343,247                          (1)   (2,399,800)            9,743,047
     Accumulated Deficit                (11,391,745)         (6,909,750)     (1)   (6,909,750)          (15,440,273)
                                                                             (2)    4,048,528
                                    ---------------       -------------                            ----------------
                                         (4,047,184)         (1,648,528)                                 (5,695,712)
                                    ---------------       -------------                            ----------------
                                    $        40,265       $     157,157                            $        197,422
                                    ===============       =============                            ================


NOTES TO PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The Closing Date of the Stock Purchase Agreement between Supreme Holdings, Inc. (Suho) and Biolynx, Inc. occurred July 1, 2003. On that date, 2,000,000 shares of Suho common stock were issued to Biolynx shareholders for 13,674,158 Biolynx shares, or 100% of the outstanding stock of Biolynx. The acquisition was accounted for under the purchase method, where all Biolynx assets were restated to their fair market value on the acquisition date, which approximated book value. The 2,000,000 shares of Suho were valued at $2,400,000 or $1.20 per share, which represents their current market value. Goodwill of $4,048,528 was recorded in the transaction.

(2) The goodwill will be impaired because of the recurring losses that have occurred in the previous Biolynx operations.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
   BioLynx, Inc.
   San Antonio, Texas

We have audited the accompanying balance sheet of BioLynx, Inc. as of September 30, 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of BioLynx's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioLynx, Inc. as of September 30, 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BioLynx will continue as a going concern. As discussed in Note 2 to the financial statements, BioLynx has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

September 10, 2003

                                  BIOLYNX, INC.
                                  BALANCE SHEET
                               September 30, 2002


         ASSETS

Current Assets
     Accounts receivable, net of allowance of $448              $     1,581
     Prepaid expenses                                                 4,362

                                                                -----------
         Total Current Assets                                         5,943

Property and equipment, net of accumulated
     depreciation of $247,348                                       151,214
                                                                -----------

                                                                $   157,157
                                                                ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued expenses                      $   222,432
     Short-term portion of lease payable                             56,924
     Unearned revenue                                                19,500
     Loans payable to stockholders                                1,433,621
                                                                -----------

         Total Current Liabilities                                1,732,477

Long-term portion of lease payable                                   73,208
                                                                -----------

         Total Liabilities                                        1,805,685
                                                                -----------

Commitments and Contingencies

Stockholders' Deficit
    Preferred stock, $1.00 par value, 20,000,000 shares
         authorized, 0 shares issued and outstanding                     --
    Common stock, no par value, 100,000,000 shares
         authorized, 13,674,158 shares issued and outstanding     5,261,222
     Accumulated deficit                                         (6,909,750)

                                                                -----------
         Total Stockholders' Deficit                             (1,648,528)
                                                                -----------

                                                                $   157,157
                                                                ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                  BIOLYNX, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2002 and 2001


                                          2002            2001
                                      ------------    ------------

Revenue - related party               $    708,000    $  1,506,000
           - other                         165,724          20,118

Cost of sales                              162,000          70,888
                                      ------------    ------------

         Gross margin                      711,724       1,455,230

Selling, general and administrative      1,464,592       1,975,423
Depreciation and amortization               85,415         121,055
                                      ------------    ------------

         Total operating expenses        1,550,007       2,096,478
                                      ------------    ------------

         Net Operating Loss               (838,283)       (641,248)

Interest expense                           (83,324)        (49,551)
                                      ------------    ------------

         NET LOSS                     $   (921,607)   $   (690,799)
                                      ============    ============

Basic and diluted loss per share      $       (.07)   $       (.05)

Weighted average shares outstanding     13,674,158      14,299,158

                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                  BIOLYNX, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years Ended September 30, 2001 and 2002

                                  Common Stock                  Accumulated
                              Shares         Amount        Deficit        Totals
                            -----------    -----------   -----------    -----------
Balances,
September 30, 2000           14,825,532    $ 5,056,325   $(5,297,344)   $  (241,019)

Exchange software license
   for stock                 (1,250,000)            --            --             --

Stock sold for cash              98,626        103,500            --        103,500

Imputed interest on
   loans from shareholder            --         32,400                        32,400

Net loss                             --             --      (690,799)      (690,799)
                            -----------    -----------   -----------    -----------

Balances,
   September 30, 2001        13,674,158      5,192,225    (5,988,143)      (795,918)

Imputed interest on
   loans from shareholder            --         68,997            --         68,997

Net loss                             --             --      (921,607)      (921,607)
                            -----------    -----------   -----------    -----------
Balances,
   September 30, 2002        13,674,158    $ 5,261,222   $(6,909,750)   $(1,648,528)
                            ===========    ===========   ===========    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                  BIOLYNX, INC.
                             STATEMENTS OF CASH FLOW
                     Years Ended September 30, 2002 and 2001

                                                       2002          2001
                                                   -----------    -----------
Cash Flows From Operating Activities
   Net loss                                        $  (921,607)   $  (690,799)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                         85,415        121,055
   Bad debts                                               756          1,665
   Imputed interest on shareholder notes payable        68,997         32,400
   Changes in:
     Accounts receivable                                 9,502        (12,162)
     Inventory                                              --         24,980
     Prepaid expenses                                   (3,188)         7,047
     Accounts payable & accrued expenses               (56,288)       123,402
     Unearned income                                    19,500             --
                                                   -----------    -----------

   Net Cash Used In Operating Activities              (796,913)      (392,412)
                                                   -----------    -----------

Cash Flows From Investing Activities
   Purchase of property and equipment                  (13,572)       (39,121)
   Proceeds from sale of property and equipment         27,000
                                                   -----------    -----------

   Net Cash Provided By (Used In)
     Investing Activities                               13,428        (39,121)
                                                   -----------    -----------


Cash Flows From Financing Activities
   Proceeds from shareholder loans                   1,637,071        734,470
   Payments on shareholder loans                      (801,561)      (348,235)
   Payments on lease payable                           (52,025)       (43,724)
   Sales of common stock                                              103,500
                                                   -----------    -----------

   Net Cash Provided By Financing Activities           783,485        446,011
                                                   -----------    -----------

Net change in cash                                          --         14,478
Cash at beginning of year                                   --        (14,478)
                                                   -----------    -----------

Cash at end of year                                $        --    $        --
                                                   ===========    ===========

Cash paid during the year for:
   Interest                                        $    14,327    $    17,151
   Income taxes                                             --             --


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                  BIOLYNX, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BioLynx, Inc. ("BioLynx") is a Texas corporation incorporated on December 2, 1998 to offer biometric time and attendance services to employers. BioLynx's principal business activity is the installation and monitoring, servicing and supporting biometric devices (which log employees in and out for the employer) and applicable software which records, summarizes, and inputs payroll time information into the employer's payroll system.

On July 1, 2003, Biolynx was acquired by Supreme Holdings, Inc. (SUHO) in a transaction accounted for under the purchase method.

At inception and through September 10, 2003, BioLynx is and has been entirely dependent on continued funding by its majority shareholder, who is also the majority funding source of SUHO. Substantial resources will be required in the future to design and implement marketing and sales efforts, purchase equipment, fund installations at customer locations, and continually update products for technology advances. See Note 2.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001.

Revenue Recognition. Revenue from sales of hardware and software are recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer. Service revenues (including monthly license, processing, maintenance, training and support) are recognized as services are provided.

Allowance for Doubtful Accounts. BioLynx analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2002 or 2001.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic And Diluted Loss Per Share. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the year. Diluted loss per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2002 or 2001.

Research and Development. BioLynx's products are technical in nature and require a continuing research and development effort. All research and development costs are expensed as incurred.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising expense of $35,460 and $67,832 was incurred during the years ended September 30, 2002 and 2001 respectively.

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

Stock Options and Warrants. BioLynx accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. BioLynx accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, BioLynx recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

                                                 2002           2001
                                               ---------    ---------
Net loss as reported                           $(921,607)   $(690,799)
Less:  stock based compensation
determined under fair value-
  based method                                         0            0
                                               ---------    ---------

Pro forma net loss                             $(921,607)   $(690,799)
                                               =========    =========

Basic and diluted net loss per common share:
As reported                                    $    (.07)   $    (.05)
Pro forma                                           (.07)        (.05)

The weighted average fair value of the stock options granted during 2002 and 2001 was $1.00. Variables used in the Black-Scholes option-pricing model include
(1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

Recently Issued Accounting Pronouncements. BioLynx does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

BioLynx has incurred net losses of $921,607 and $690,799 for the years ended September 30, 2002 and 2001, respectively, and has a negative working capital of $1,726,534 as of September 30, 2002. These conditions create an uncertainty as to BioLynx's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if BioLynx is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

                                        Depr. Lives
                                        -----------

Computer and other electronic equipment   3 years   $ 188,420
Furniture, telephone equipment
and fixtures                              5 years     210,142
                                                    ---------
                                                      398,562
Less:  accumulated depreciation                      (247,348)
                                                    ---------

                                                    $ 151,214

NOTE 4 - LOANS PAYABLE TO STOCKHOLDERS

Certain stockholders of BioLynx advance money to BioLynx on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 8% was added as a contribution to capital for each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2001, BioLynx leased its employees from an employee leasing company owned by one of BioLynx's shareholders under an informal arrangement under which BioLynx is billed 14% over the gross wages of each employee. The 14% mark-up covers the employer payroll taxes and workers compensation costs, as well as profit margin for the leasing company.

During the fiscal year, BioLynx sold services to an employee leasing company (customer)owned by the majority shareholder of BioLynx under a service agreement which allowed the customer to use BioLynx's time and attendance products for up to 4,000 employees for monthly fees of $28,000. Revenues for fiscal 2002 and 2001 were $168,000 and $336,000, respectively. The contract was terminated March 31, 2002.

Effective on October 1, 2000, BioLynx entered into a "software development and support agreement" with a company (customer) owned by the majority shareholder of BioLynx. Under terms of this agreement, BioLynx agreed to provide personnel, knowledge, technology, and infrastructure to assist the customer in their efforts to develop an internet-based business application to support the insurance industry's workers compensation insurance administration and risk management. Revenues for fiscal 2002 and 2001 were $540,000 and $1,170,000, respectively. The contract was terminated March 31, 2002.

On March 7, 2001, BioLynx and SOS Staffing Services, Inc. (SOS) entered into a "non-exclusive software license agreement." Under terms of this agreement, BioLynx granted a non-exclusive, nontransferable perpetual license to use all of the proprietary software and related intellectual property and know-how owned or controlled by BioLynx on the agreement date, on an "as is" basis. BioLynx is not obligated to provide any support or maintenance services to SOS with respect to these products. Any modifications or alterations made by SOS during the following years are to be provided to BioLynx within ten days after the end of each calendar quarter during the two year period. Also on March 7, 2001, BioLynx and SOS entered into a "stock redemption agreement." Under terms of this agreement, SOS agreed to exchange 1,250,000 shares of BioLynx's common stock acquired on May 26, 2000 (for $1.00 per share) for the above-described software license.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002, are as follows:

  Deferred tax assets:
Net operating loss carryforward   $ 1,045,000
Less:  valuation allowance         (1,045,000)
                                  -----------

Net current deferred tax assets   $         0
                                  ===========

BioLynx has net operating loss carryforwards of approximately $3,081,425 as of September 30, 2002, which expire through the year 2022.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements. Effective March 12, 1999, BioLynx entered into employment contracts with eight employees. The agreements contain provisions that the employees will not compete with BioLynx in certain geographic territories for a period of two years beyond the terms of the employment contracts.

In addition, in July 2000 and September 2000, BioLynx entered into executive employment contracts with two executives, which called for annual base salaries for each and granted 5-year warrants to the employees for an aggregate of 3,500,000 shares of common stock at an exercise price of $1.00 per share. The agreements contain provisions that the employees will not compete with BioLynx in certain geographic territories for a period of two years beyond the terms of the employment contracts. On December 8, 2000 the Board of Directors doubled the number of shares available under these warrants to 7,000,000, without adjusting the exercise price or term. One of the executives left the employment of BioLynx on November 1, 2001.

Lease Agreements. On August 31, 2000, BioLynx entered into an operating lease for approximately 16,000 square feet of office space with an unrelated party for a term beginning in September 2000 and ending October 2004.

The minimum annual lease payments are summarized as follows:

                                                              Lease
12 Months Ending                                              Payments Due
----------------                                              ------------
September 30, 2003                                            $    211,860
September 30, 2004                                                 219,983
September 30, 2005                                                  18,501
                                                              ------------

                                                              $    450,344
                                                              ============

Lease expense included in operations for fiscal 2002 and 2001 was $202,188 and $198,604, respectively. BioLynx subleased part of its office space to a subtenant under a short-term lease arrangement, resulting in sublease income for fiscal 2002 and 2001 of $30,045 and $35,657, respectively. Sublease income offset rental expense and is presented in general and administrative expense in the statements of operations.

This office lease required BioLynx to provide a lease deposit in the form of a recurring annual irrevocable letter of credit in the amount of $110,000 to secure its payments under the lease. The leasing agent representing BioLynx in this lease transaction provided this letter of credit at no cost or obligation to BioLynx.

In addition, under the terms of the August 31, 2000 office lease agreement, BioLynx agreed to purchase all existing furniture and telephone equipment in the space. Under terms of this arrangement, BioLynx acquired the assets in return for 51 monthly payments beginning on September 1, 2000 of $5,529 per month. At September 30, 2002, property and equipment included the following amounts for furniture and telephone equipment purchased under this arrangement:

Property and equipment     $ 208,234
Accumulated depreciation     (92,991)
                           ---------

Net                        $ 115,243
                           =========


Future minimum payments under this arrangement are as follows:

12 Months Ending                                                   Payments Due
----------------                                                   ------------

September 30, 2003                                                 $     66,353
September 30, 2004                                                       66,353
September 30, 2005                                                       11,059
                                                                   ------------

Total minimum payments                                             $    143,765
                                                                   ============

NOTE 8 - EQUITY

COMMON STOCK

In the year ended September 30, 2001, BioLynx redeemed 1,250,000 shares of common stock in exchange for a software license. See note 5 for details.

In the year ended September 30, 2001, BioLynx sold 98,626 shares of common stock to several individuals for cash proceeds of $103,500.

STOCK OPTIONS

On May 7, 1999, BioLynx set up the 1999 stock incentive compensation plan. Under the plan, the maximum number of shares of common stock which shall be available for issuance under the plan shall not exceed in the aggregate the greater of 625,000 shares of the common stock or 15% of the issued shares of common stock as of the first day of the preceding calendar quarter. 250,000 options were granted on January 15, 2000 to employees under this plan, with exercise prices at $1.00 per share, vesting quarterly over four years and expiring four years from the date of grant.

On November 21, 2000, shareholders approved the adoption of BioLynx's 2000 Stock Incentive Compensation Plan, which reserved a maximum number of shares of common stock of BioLynx's at the greater of 4,375,000 shares or 15% of the issued shares of common stock of BioLynx as of the first day of the preceding calendar quarter. 1,500,000 and 550,000 options were granted on December 20, 2000 and December 21, 2001, respectively. All options have exercise prices of $1.00 per share, vest quarterly over four years and expire four years from the date of grant. In the year ended September 30, 2002, 625,000 warrants were forfeited. As of September 30, 2002, a total of 1,675,000 shares had been granted to employees under this plan.

WARRANTS

On April 26, 2000, BioLynx issued 2,844,468 warrants to its majority shareholder. The warrants have an exercise price of $1.00, vest immediately and expire five years from the date of grant. On December 8, 2000, the Board of Directors doubled the number of warrants to 5,688,935, without adjusting the exercise price or term.

On September 22, 2000, BioLynx issued 125,000 warrants to a service provider. The warrants have an exercise price of $1.00, vest immediately and expire five years from the date of grant. On December 8, 2000, the Board of Directors doubled the number of warrants to 250,000, without adjusting the exercise price or term.

On October 1, 2000, BioLynx issued 4,812,500 warrants to employees. 2,000,000 warrants have an exercise price of $.80, vest immediately and expire five years from the date of grant. 2,812,500 warrants have an exercise price of $1.00, vest immediately and expire five years from the date of grant. On December 8, 2000, the Board of Directors doubled the number of warrants to 9,625,000, without adjusting the exercise price or term.

On February 5, 2001, BioLynx issued 25,000 warrants to two service providers. The warrants have an exercise price of $1.00, vest immediately and expire five years from the date of grant.

On February 12, 2001, in connection with a reduction in workforce, BioLynx issued 398,320 warrants to five former employees. The warrants have an exercise price of $1.00, vest immediately and expire three years from the date of grant.

On October 1, 2001, BioLynx issued 750,000 warrants to a service provider. The warrants have an exercise price of $1.00, vest immediately and expire five years from the date of grant.

On October 1, 2001, BioLynx issued 3,000,000 warrants to a company owned by the majority shareholder of BioLynx. The warrants have an exercise price of $1.00, vest immediately and expire five years from the date of grant.

Summary information regarding options and warrants is as follows:

                                                                     Weighted                           Weighted
                                                                     Average                            Average
                                                      Options        Share Price        Options         Share Price
                                                     ---------       -----------       ----------       -----------

Outstanding at
     September 30, 2000                                250,000         $1.00            5,938,935         $1.00

Year ended September 30, 2001:
     Granted                                         1,500,000          1.00           10,048,320           .96
     Forfeited                                                          1.00
                                                     ---------         -----           ----------         -----
Outstanding at
     September 30, 2001                              1,750,000          1.00           15,987,255           .97

Year ended September 30, 2002:
     Granted                                           550,000          1.00            3,750,000          1.00
     Forfeited                                        (625,000)         1.00
                                                     ---------         -----           ----------         -----

Outstanding at
     September 30, 2002                              1,675,000         $1.00           19,737,255         $ .98


Options outstanding and exercisable as of September 30, 2002:

                                 Outstanding                   Exercisable
                          Number             Remaining         Number
 Exercise Price           of Shares          life              of Shares
                          ---------------    -------------    --------------

      $1.00                       550,000          3 years              104,471
       1.00                       875,000          2 years              666,780
       1.00                       250,000          1 year               169,349
                          ---------------                        --------------

                                1,675,000                               940,600
                          ===============                        ==============

Warrants outstanding and exercisable as of September 30, 2002:

                                   Outstanding                   Exercisable
                         Number                Remaining         Number
Exercise Price           of Shares             life              of Shares
                         ----------------    -------------    --------------

     $1.00                     3,750,000          4 years            3,750,000
      1.00                    13,588,935          3 years           13,588,935
       .80                     2,000,000          3 years            2,000,000
      1.00                       398,320          1 years              398,320
                         ---------------                        --------------

                              19,737,255                            19,737,255
                         ===============                        ==============

NOTE 9 - SUBSEQUENT EVENT

On July 1, 2003, Supreme Holdings, Inc. (Suho) purchased Biolynx. On that date, 2,000,000 shares of Suho common stock were issued to Biolynx shareholders for 13,674,158 Biolynx shares, or 100% of the outstanding stock of Biolynx. The acquisition was accounted for under the purchase method, where all Biolynx assets were restated to their fair market value on the acquisition date, which approximated book value.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

               31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

                 32     Section 1350 Certifications

(b) Reports on Form 8-K:

    On October 6, 2003, the Company filed a Form 8-K/A amending the Form 8-K filed on August 13, 2003, which announced a change in the Company's Certifying Accountant.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2004

                                   SUPREME HOLDINGS, INC., a Nevada corporation


                                   By:
                                       -----------------------------------------
                                   Charles T. Phillips, Chief Executive Officer


                                   By:
                                       -----------------------------------------
                                   Sandra L. Livney, Chief Financial Officer