Form 10QSB/A
period 2003-12-31
SUPREME HOLDINGS
filed 2004-05-17
CIK 1116198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2


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


Number of shares outstanding of each of the issuer's classes of common equity:
------------------------------------------------------------------------------

             Class                          Outstanding as of May 11, 2004
  Common stock, $0.0001 par value                    15,136,355

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

Dated:  May 12, 2004

                                   SUPREME HOLDINGS, INC., a Nevada corporation


                                   By: /s/ Charles T. Phillips
                                       -----------------------------------------
                                   Charles T. Phillips, Chief Executive Officer


                                   By: /s/ Sandra L. Livney
                                       -----------------------------------------
                                   Sandra L. Livney, Chief Financial Officer