Form 10QSB
period 2004-03-31
SUPREME HOLDINGS
filed 2004-05-17
CIK 1116198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                          Commission File No. 333-45210

                             SUPREME HOLDINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                        88-046047
             ------                                        ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        3027 Marina Bay Drive, Suite 105                       77573
        --------------------------------                       -----
               League City, Texas                            (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: (713) 621-4799

     The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common equity:
 ------------------------------------------------------------------------------
             Class                                Outstanding as of May 14, 2004
Common stock, $0.0001 par value                             15,136,355
--------------------------------------------------------------------------------

The issuer is not using the Transitional Small Business Disclosure format.

                             SUPREME HOLDINGS, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I - Financial Information.................................................1
   Item 1.   Financial Statements..............................................1
   Item 2.   Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations.............................7
   Item 3.   Controls And Procedures...........................................8
Part II - Other Information....................................................8
   Item 1.   Legal Proceedings.................................................8
   Item 6.   Exhibits And Reports On Form 8-K..................................8
Signatures   .................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             SUPREME HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                  ASSETS

Current Assets
  Cash                                                             $     11,949
  Accounts receivable                                                       866
  Prepaid expenses                                                        4,361
                                                                   ------------
         Total Current Assets                                            17,176

Property and equipment, net of accumulated depreciation                  83,750
                                                                   ------------
         Total Assets                                              $    100,926
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $     49,351
  Accrued interest and expenses                                         278,667
  Shareholder loans                                                   5,770,704
  Short-term portion of lease payable                                    42,764
  Current liabilities of discontinued operations,
         net of assets                                                2,667,100

                                                                   ------------
         Total Current Liabilities                                 $  8,808,586
                                                                   ------------
         STOCKHOLDERS' DEFICIT

  Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 15,136,355 shares issued and outstanding                  1,514
  Additional paid in capital                                         10,728,755
  Accumulated deficit                                               (19,437,929)
                                                                   ------------
         Total Stockholders' Deficit                                 (8,707,660)
                                                                   ------------
                  Total Liabilities and Stockholders' Deficit      $    100,926
                                                                   ============

                             SUPREME HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
               Three and Nine Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                       Three Months                       Nine Months
                                      Ended March 31,                   Ended March 31,

                                   2004             2003             2004             2003
                               ------------     ------------     ------------     ------------
Revenue                        $      7,542     $         --     $     24,767     $         --

Cost of Sales                        29,312               --           88,987               --
                               ------------     ------------     ------------     ------------
    Gross Margin                    (21,770)              --          (64,220)              --

General & Administrative            519,382           39,586        1,722,016          228,127
Impairment                               --               --        5,271,967          300,000
                               ------------     ------------     ------------     ------------
    Total operating
       expenses                     519,382           39,586        6,993,983          528,127
                               ------------     ------------     ------------     ------------
    Net Operating Loss             (541,152)         (39,586)      (7,058,203)        (528,127)

Interest Expense                   (143,537)              --         (350,924)              --
Interest Income                          --               --               --            7,347

Sale of Stock in Subsidiary              --               --               --          991,424
                               ------------     ------------     ------------     ------------
Income (Loss) from
    continuing operations          (684,689)         (39,586)      (7,409,127)         470,644

Loss from
    discontinued operations         (45,939)        (341,280)        (637,058)        (341,280)
                               ------------     ------------     ------------     ------------
    NET INCOME (LOSS)          $   (730,628)    $   (380,866)    $ (8,046,185)    $    129,364
                               ============     ============     ============     ============


Basic and diluted income
    (loss) per share           $       (.05)    $       (.04)    $       (.53)    $        .01
Weighted average
    shares outstanding           15,136,355       10,547,000       15,129,082        9,187,000

                             SUPREME HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                    Nine Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                2004             2003
                                                            ------------     ------------
Cash Flows From Operating Activities
  Net loss                                                  $ (8,046,185)    $    129,364
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Impairment of goodwill                                     5,271,965
    Impairment of investment in Biolynx                                           300,000
    Depreciation                                                  38,643
    Imputed interest on shareholder loans                        208,235
    Sale of stock in subsidiary                                                  (991,424)
    Changes in:
         Accounts and notes receivable                            11,443          118,347

         Other current assets                                     12,087
         Accounts payable                                       (129,171)
         Accrued expenses                                        250,335
                                                            ------------     ------------
  Net Cash Used In Operating Activities                       (2,382,648)        (443,713)
                                                            ------------     ------------
Cash Flows From Investing Activities
  Purchase of fixed assets                                        (5,899)
  Sale of subsidiary                                                              133,513
  Investment in Biolynx                                                          (300,000)
  Investment in YCO Holdings                                                     (122,270)
                                                            ------------     ------------
  Net Cash Used In Investing Activities                           (5,899)        (288,757)
                                                            ------------     ------------
Cash Flows From Financing Activities
  Proceeds from shareholder loans                              2,412,711          752,835
  Payments on notes payable                                      (71,370)
  Payments on lease payable                                      (45,142)
  Collections from sale of preferred stock                                        300,000
                                                            ------------     ------------
  Net Cash Provided (Used) by Financing Activities             2,296,199        1,052,835
                                                            ------------     ------------
Cash Provided by Discontinued Operations                          76,119         (311,588)
                                                            ------------     ------------
Net change in cash                                               (16,229)           8,777
Cash at beginning of period                                       28,178           13,415
                                                            ------------     ------------
Cash at end of period                                       $     11,949     $     22,192
                                                            ============     ============

                             SUPREME HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Supreme Holdings, Inc. ("SUHO") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the SUHO's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

Revenue Recognition. Biolynx recognizes revenue from sales of hardware and software when the earning process is complete and the risks and rewards of ownership have transferred to the customer. Service revenues are recognized as services are provided.

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

No options or warrants were issued during the Nine months ended March 31, 2004 and 2003.

The following table illustrates the effect on net loss and net loss per share if SUHO had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        2004             2003
                                                ------------     ------------
          Net income (loss) as reported         $ (8,046,185)    $    129,364
          Less: stock based compensation
             determined under fair value-
             based method                                 --               --
                                                ------------     ------------
             Pro forma net income (loss)        $ (8,046,185)    $    129,364
                                                ============     ============

          Basic and diluted net loss
           per common share:
            As reported                         $       (.53)    $        .01
            Pro forma                                   (.53)             .01

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

NOTE 4 - BANKRUPTCY OF SUBSIDIARY

On March 29, 2004, YCO Holdings, Inc., a wholly owned subsidiary of the Registrant, filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The operations of YCO Holdings, Inc. and its subsidiaries were discontinued on October 8, 2003. The business of YCO Holdings, Inc. was not producing a profit at the time that operations were discontinued and losses were continuing to mount. After reviewing the debts and assets of the company, it was determined that the only possible way to deal with the subsidiary's creditors would be under the supervision of the United States Bankruptcy Court. In the bankruptcy filing, YCO Holdings, Inc. reported assets of $12,087 and liabilities of $4,808,275. Management does not believe that this bankruptcy proceeding will have any effect on the operations of the Registrant, or its other subsidiaries.

NOTE 5 - EQUITY

On February 16, 2004, SUHO authorized 50,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Stock) with an aggregate face value of $5,000,000 ($100 per share face value). On April 23, 2004 SUHO authorized the increase of Series A Stock to 60,000 shares with an aggregate face value of $6,000,000. Each share is convertible, at the option of the holder, into shares of Common Stock. In the event of conversion, the number of shares of Common Stock to be issued on account of each share of Series A Stock shall be determined by dividing the Adjusted Face Value plus the amount of any accrued unpaid dividends thereon by $0.20 (the "Per Share Conversion Price"). SUHO may, at its option, at any time commencing two years after the initial date of issuance of the Series A Stock, redeem all or any portion of the outstanding shares of Series A Stock. The holders of record of the Series A Stock shall be entitled to receive cumulative dividends at a rate of ten percent per annum on the face value. Dividends that have not been redeemed or converted shall be payable quarterly in arrears when and as declared by the Board. Each share of Series A Stock shall be entitled to one vote for each share of Common Stock into which the Series A Stock is convertible.

On February 16, 2004, SUHO agreed to issue 100,000 shares of common stock valued at $45,000 for payment for services as a director. Since the stock was not issued as of March 31, 2004, this amount has been accrued as a liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

       The operations of one of our subsidiaries, YCO Holdings, Inc., and its subsidiaries were discontinued on October 8, 2003. Subsequently, on March 29, 2004, YCO Holdings, Inc. filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The business of YCO Holdings, Inc. was not producing a profit at the time that operations were discontinued and loses were continuing to mount. After reviewing the debts and assets of the company, it was determined that the only possible way to deal with the subsidiary's creditors would be under the supervision of the United States Bankruptcy Court. In the bankruptcy filing, YCO Holdings, Inc. reported assets of $12,087.00 and liabilities of $4,808,275.44. On April 30, 2004, the United States Trustee held the first meeting of creditors pursuant to the provisions of Section 341 of the United States Bankruptcy Code. After hearing testimony from the Company and interested creditors, the Trustee determined that the case was a "no asset" case and recommended that it be closed. Management does not believe that this bankruptcy proceeding will have any effect on the operations of the Company, or its other subsidiaries.

       Our other subsidiary, BioLynx, Inc., continued to experience operating losses during the period covered by this report. On April 27, 2004, the name of BioLynx, Inc. was changed to ASPECT Business Solutions, Inc. ("ASPECT"), by filing an Amendment to the Articles of Incorporation with the Secretary of State of Texas. As previously reported, ASPECT expanded its product to include the use of its biometric admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. Most recently, ASPECT has applied to become a Licensed Remarketer of certain corporate and personnel management systems developed by Microsoft Corporation, although there can be no assurance that this designation will be granted. The company has yet to see positive results from this change in focus.

       The company recognized revenue of $7,542 in the three months ended March 31, 2004 compared with $0 for the three months ended March 31, 2003. Revenue for the nine months ended March 31, 2004 and 2003 was $24,767 and $0 respectively. Revenue increased in both the three and nine months ended March 31, 2004 because from June 2002 through March 2003 we had no operations and generated no revenue as we were seeking a company to acquire. Following our acquisitions of YCO Holdings and BioLynx, we began to generate small amounts of revenue from their operations.

       The company recognized total operating expenses of $519,382 in the three months ended March 31, 2004 compared with $39,586 for the three months ended March 31, 2003. This increase in operating expenses in the three months ended March 31, 2004 was a result of increased general and administrative expenses associated with continuing the operations of our BioLynx subsidiary and discontinuing the operations of YCO Holdings. Total operating expenses for the nine months ended March 31, 2004 and 2003 were $6,993,983 and $528,127 respectively. Operating expenses in the nine months ended March 31, 2004 increased due to our write down of $5,271,965 of goodwill acquired as part of the BioLynx acquisition, and increased general and administrative expenses associated with the acquisition of our subsidiaries.

       The net operating loss for the three months ended March 31, 2004 was $541,152 compared with $39,586 for the three months ended March 31, 2003. This increase in net operating loss for the three months ended March 31, 2004 was due to increased general and administrative expenses, which were not offset by revenue from our subsidiaries. Net operating loss for the nine months ended March 31, 2004 and 2003 was $7,058,203 and $528,127 respectively. This increase in net operating loss in the nine months ended March 31, 2004 was primarily due to the write down of $5,271,965 of goodwill acquired as part of the BioLynx acquisition.

       Loss from continuing operations for the three months ended March 31, 2004 was $684,689compared with a loss of $39,586 for the three months ended March 31, 2003. Loss from continuing operations for the nine months ended March 31, 2003 was $7,409,127 compared to income of $470,644 for the nine months ended March 31, 2003. Included in the loss from continuing operations for the three months ending March 31, 2004 and nine months ending March 31, 2004 is interest expense of $143,537 and $350,924 respectively. Included in the income from continuing operations for the nine months ending March 31, 2003 is interest income of $7,347 and sale of stock in subsidiary of $991,424.

       Loss from discontinued operations for the three and nine months ended March 31, 2004 was $45,939 and $637,058, respectively compared to a loss of $341,280 for each of the three and nine months ended March 31, 2003.
  This increased loss from discontinued operations in the nine months ended March 31, 2004 was due to our discontinuation of the operations of YCO Holdings in October of 2003.

       Net loss for the three months ended March 31, 2004 was $730,628 compared with a net loss of $380,866 for the three months ended March 31, 2003. Net loss for the nine months ended March 31, 2004 was $8,046,185 compared to net income of $129,364 for the nine months ended March 31, 2003. The increase in the net loss for the nine months ended March 31, 2004 was primarily due to the impairment of the goodwill acquired as part of the BioLynx acquisition.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       YCO Holdings, Inc., a wholly-owned subsidiary of the Company, filed a voluntary petition for protection from its creditors in the United States Bankruptcy Court for the Southern District of Texas on March 29, 2004 as Case No. 04-34482. The first meeting of creditors in that case was held on April 30, 2004. At the creditors' meeting, the United States Trustee declared the case to be a "no asset" case and recommended that it be closed. Management does not believe that this bankruptcy case will have any significant effect on the business of the Company or its other subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

          32   Section 1350 Certifications

     (b)  Reports on Form 8-K:

          On April 2, 2004, the Company filed a Current Report on Form 8-K which announced the bankruptcy filing of YCO Holdings, Inc., a subsidiary of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2004

                                    SUPREME HOLDINGS, INC., a Nevada corporation


                                    By:  /s/ Charles T. Phillips
                                         ---------------------------------------
                                    Charles T. Phillips, Chief Executive Officer


                                    By:  /s/ Sandra L. Livney
                                         ---------------------------------------
                                    Sandra L. Livney, Chief Financial Officer