Form 10KSB
period 2004-06-30
Systems Management Solutions Inc
filed 2004-10-13
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ___________________.

                          Commission File No. 333-45210

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.

                        (formerly SUPREME HOLDINGS, INC.)
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

                 Nevada                                     88-046047
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

            7550 IH-10 West, 14th Floor                              78229
                San Antonio, Texas
     (Address of Principal Executive Offices)                      (Zip Code)

         Issuer's telephone number, including area code: (210) 541-7133

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $0.0001 par value and Preferred Stock, $0.0001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's total revenues for the fiscal year ended June 30, 2004 were $28,515.

      As of October 11, 2004, there were 15,236,355 outstanding shares of the issuer's common stock, par value $.0001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of October 11, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $13,712.720.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

Item 1.     Business..............................................................................................1
Item 2.     Properties............................................................................................3
Item 3.     Legal Proceedings.....................................................................................3
Item 4.     Submission of Matters to a Vote of Security Holders...................................................3

PART II...........................................................................................................4

Item 5.     Market for Common Equity and Related Stockholder Matters..............................................4
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................6
Item 7.     Financial Statements..................................................................................9
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................9
Item 8A.    Controls and Procedures...............................................................................9

PART III..........................................................................................................9

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act...................9
Item 10.    Executive Compensation...............................................................................12
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......13
Item 12.    Certain Relationships and Related Transactions.......................................................14
Item 13.    Exhibits, Financial Statements and Reports on Form 8-K...............................................14
Item 14.    Principal Accountant Fees And Services...............................................................15

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.....................................................................F-1

Report of Independent Auditors..................................................................................F-1

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "SMS", "Company", "we", "us" and "our" refer to Systems Management Solutions, Inc. and its subsidiaries combined.

      Supreme Holdings, Inc. (formerly Supreme Hospitality, Inc., Grubstake, Inc. and Richwood, Inc.) incorporated in Nevada on November 10, 1997. On July 14, 2004, the shareholders voted to amend and restate the Company's Articles of Incorporation, resulting in a change of the name of the company from Supreme Holdings, Inc. to Systems Management Solutions, Inc. ("SMS").

      SMS acquired YCO Holdings, Inc., a Texas corporation ("YCO"), as a wholly-owned subsidiary on January 2, 2003. The operations of YCO Holdings, Inc. and its subsidiaries were discontinued on October 8, 2003. On March 29, 2004, YCO filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code.

      SMS acquired BioLynx, Inc., a Texas corporation ("BioLynx"), as a wholly-owned subsidiary on July 1, 2003. SMS is a holding company and has no operations other than those conducted by its active subsidiary. On April 27, 2004, BioLynx changed its name to Aspect Business Solutions, Inc. ("ASPECT"). ASPECT maintains a website at www.4aspect.com.

      SMS is a diversified holding company that, through ASPECT, provides business services and solutions primarily to the small and mid-sized business sector, focusing on human resources management and payroll.

      The Company (not including ASPECT) has one full-time employee - its CFO.

Our Operating Subsidiary

      At the time of its acquisition by the Company, ASPECT's main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2004, ASPECT's management determined that the company needed to expand its focus in an attempt to improve revenues, and began providing a variety of products related to human resources and payroll.

      ASPECT provides a variety of solutions for human resources management. Its targeted customers are human resources departments of mid-size companies (50 to 100 employees), in need of payroll processing and other human resources management products. ASPECT also provides products to assist with payroll tax distributions, unemployment cost management and income verification, employee background checks and drug testing, internet based human resources and legal compliance resources, employee skills assessment and employee recruiting. These products are integrated using the Microsoft Navision Business Solution, and ASPECT recently became a licensed remarketer of this software. The Company believes that ASPECT's products help customers streamline their human resources and payroll processes to reduce administration and operational costs, while also allowing customers to perform routine business activities more efficiently and access needed human resources information quickly and easily.

      One of ASPECT's major products is Advanced Human Resources, a package to assist with day-to-day human resources functions in the mid-size company. The various modules of this program allow users to track and analyze user-defined data related to employees and applicants for positions. Types of analysis that can be performed include generating organizational charts, analyzing gaps in staffing, and comparing the qualifications required for a position against the qualifications of employees and applicants.

      ASPECT also provides a Communication Tracking module for its Advanced Human Resources package. This module allows users to electronically manage documents that are created or stored for employees and applicants. Users can also create communication templates for commonly used documents. This module allows these stored documents to be integrated with the mail merge function of Microsoft Word using the fields of data stored for each employee and applicant in the Microsoft Navision database.

      ASPECT also offers a companywide intranet to its clients. An intranet is a website that is only accessible to certain individuals (in this case employees of a company). A company intranet provides a central location for storing documents, facilitating employee communication and distributing company news. The Company believes ASPECT's intranet product can increase administrative efficiency and reduce operating costs by reducing dependence on paper communications with employees such as handbooks, forms and standard memos.

      Another module for the Advanced Human Resources package is the Self Service module, which allows employees and managers to view and change data using the company's intranet. For example, with the Self Service module, an employee could enter his new home address into the company's database without the added time and expense of filling out a form and having someone in human resources input the new information. Managers have the ability to input information about the employees who report to them, and tracking mechanisms on the program allow human resources staff to determine when changes are made, and who made the change.

      ASPECT offers payroll processing software to its customers. The software integrates with other products provided by ASPECT to reduce the time spent by human resources staff on payroll by automating much of the process. The software also allows the user to modify the standard settings for unique payroll situations.

      Software products are licensed to ASPECT's customers, at a price based on a specific dollar amount per employee per month which varies based on the services chosen by each customer, and ASPECT provides implementation support and ongoing product and customer support services. ASPECT's products are designed to be user-friendly by using familiar Microsoft-based techniques and functions.

      In addition to the products described above, ASPECT customers can outsource aspects of human resources management to ASPECT and its partners. ASPECT directly provides third party payroll processing services, the human resources management products described above and a company wide intranet. In conjunction with the following various other companies, ASPECT provides the following services:

            o     Payroll tax filing and related services from Ceridian;

            o     Background checks from Integrated Screening Partners;

            o     Regulation compliance assistance from Business and Legal
                  Reports;

            o Employee assistance services and health information from Life Information;

            o     Unemployment cost control services from UC eXpress;

            o Automated employment and income verification services from The Work Number;

            o     Time and attendance systems from ShoreTrends; and

            o     Health benefits services from Benelogic.

      The company markets its products nationwide through a direct sales force, in conjunction with the sales teams of various other companies with complementary products. ASPECT also plans to market its products to insurance brokers, who could offer ASPECT's products to their clients as an added service. The company has approached certain insurance brokers, who indicated interest in ASPECT products, but this interest has not resulted in revenue as of the date of this filing.

      The market for ASPECT's products is highly competitive. Its products compete primarily on the basis of technology, delivered functionality and price. ASPECT's products are very similar to products offered by competitors. ASPECT's major competitors include Checkpoint HR, Ultimate Software, ADP and Administaff, and ASPECT also faces competition from the internal payroll and human resources departments of potential customers which use custom software. ASPECT targets companies with fewer than 500 employees, while some of its competitors target larger companies as customers. Many of ASPECT's competitors or potential competitors have significantly greater financial, technical and marketing resources than ASPECT. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can ASPECT.

      ASPECT has 12 full-time employees. It is not subject to any significant government regulation of its business.

ITEM 2. PROPERTIES

      The Company shares offices with its principal subsidiary, ASPECT Business Solutions, Inc., located at 7550 IH-10-West - 14th Floor, San Antonio, Texas 78229. This rental space is approximately 16,000 square feet, the monthly rent is $18,501.14 and the lease on this space expires on September 30, 2009. ASPECT is the primary obligor on the lease. The Company is not affiliated with this lessor. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      In July of 2004, ARCOA, LLC, a Texas limited liability company, together with a related individual, filed three actions in the Judicial District Court of Harris County, Texas against Systems Management Solutions, Inc. and certain related companies and individuals, claiming damages in connection with certain loans made and services performed on behalf of YCO Holdings, Inc., a subsidiary of the Company. ARCOA is seeking damages of approximately $500,000, plus attorneys' fees and court costs. Management believes it is likely that these actions will be settled shortly after this filing with the Company making payments to ARCOA totaling approximately $240,000, but can provide no assurance that this will occur. YCO Holdings, Inc., a wholly-owned subsidiary of the Company filed a voluntary petition for protection from its creditors in the United States Bankruptcy Court for the Southern District of Texas on March 29, 2004 as Case No. 04-34482. The first meeting of creditors in that case was held on April 30, 2004. At the creditors' meeting, the United States Trustee declared the case to be a "no asset" case and recommended that it be closed. Management does not believe that this bankruptcy case will have a material adverse effect on the business of the Company or its other subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 14, 2004, the 2003 Annual Meeting of Shareholders was held and the shareholders approved several items detailed in the Proxy Statement previously filed with the Commission. The shareholders voted to (i) amend and restate the Company's Articles of Incorporation to change the name of the company from Supreme Holdings, Inc. to Systems Management Solutions, Inc., to change the manner in which Directors are elected, establish overlapping terms therefore, establish revised procedures for annual meetings of shareholders and otherwise restate the provisions of the Company's Articles of Incorporation; (ii) adopt the revised by-laws of the Company; (iii) elect three (3) Directors to the Company's Board of Directors to hold office in overlapping terms of one, two, and three years, or until their successors are duly elected and qualified and
(iv) ratify the appointment of Malone & Bailey, P.L.L.C. as the independent accountants of the Company for the fiscal year ending June 30, 2003 and for the fiscal year ending June 30, 2004. At the 2003 Annual Meeting of Shareholders, Charles T. Phillips was elected to serve as a Class I director of the Company with a term that will expire at the next Annual

Meeting of Shareholders. Cliff Hagler was elected as a Class II director to serve until the second annual meeting after his election and Bruce Culver was elected to serve as a Class III director to serve until the third annual meeting after his election.

      The votes cast for and against each of the above-described four proposals are listed on the table below.

      ----------------------------------------------------------------------------------------------
                         Proposal                           Votes For            Votes Against
      ----------------------------------------------------------------------------------------------
              Amended and Restated Articles                11,581,151                  0
      ----------------------------------------------------------------------------------------------
               Amended and Restated Bylaws                 11,350,655               230,496
      ----------------------------------------------------------------------------------------------
       Election of Each of the Nominated Directors         11,481,251                  0
      ----------------------------------------------------------------------------------------------
          Ratification of Appointment of Auditor           11,571,644                  0
      ----------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Number of Shareholders

      The Company's authorized capitalization consists of 100,000,000 shares of $0.0001 par value common stock, 5,000,000 shares of $0.0001 par value preferred stock, and 60,000 shares of $100.00 par value Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). As of the date of this report, there are 15,236,355 outstanding shares of common stock issued and outstanding held of record by approximately 542 beneficial shareholders, no preferred stock issued and outstanding and 55,270 shares of Series A Preferred Stock issued and outstanding held of record by 1 shareholder.

      The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over The Counter Bulletin Board ("OTCBB") under the symbol "SMSN" and was previously traded under the symbol "SUHO". There is limited trading activity in the stock of the company. The Company began trading on the OTCBB on the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002 and was traded for a short time in 2004 on the "Pink Sheets".

      The following table sets forth, for the periods indicated, the bid price range for the company's common stock:

      --------------------------------------------------------------------------
                      Quarter Ended              High              Low
      --------------------------------------------------------------------------
      September 30, 2002                         $0.86            $0.80
      --------------------------------------------------------------------------
      June 30, 2003                              $1.90            $1.90
      --------------------------------------------------------------------------
      March 31, 2003                             $0.95            $0.95
      --------------------------------------------------------------------------
      June 30, 2003                              $1.20            $1.20
      --------------------------------------------------------------------------
      September 30, 2003                         $1.35            $1.05
      --------------------------------------------------------------------------
      December 31, 2003                          $0.45            $0.45
      --------------------------------------------------------------------------
      March 31, 2004                             $0.65            $0.65
      --------------------------------------------------------------------------
      June 30, 2004                              $0.20            $0.20
      --------------------------------------------------------------------------

      These market quotations reflect the high bid and low prices as reflected by the OTCBB or the "Pink Sheets", without retain mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies which serve as market makers for the Company's common stock include Public Securities, Charles Schwab & Co., and M.H. Meyerson & Co.

Recent Sales of Unregistered Securities

      On February 16, 2004, the Board of Directors voted to approve the conversion of $2,564,100 of debt owed as of December 31, 2003 by the Company to United Managers Group, Inc. into 25,641 shares of Series A Preferred Stock in reliance on the exemption from registration provided by ss.4.2 of the Securities Act of 1933, as amended (the "Securities Act").

      On February 17, 2004, the Board of Directors voted to approve the conversion of $2,506,600 of debt owed by BioLynx, Inc. as of December 31, 2003 to United Managers Group, Inc. into 25,066 shares of Series A Preferred Stock in reliance on the exemption from registration provided by ss.4.2 of the Securities Act.

      On February 17, 2004, the Board of Directors voted to approve the conversion of $291,300.00 of debt owed by BioLynx, Inc. as of December 31, 2003 to John D. Walker II into 2,913 shares of Series A Preferred Stock in reliance on the exemption from registration provided by ss.4.2 of the Securities Act.

      On May 7, 2004, 100,000 shares of common stock valued at $45,000 for payment for services as a director were issued to Cliff Hagler in reliance on the exemption from registration provided by ss.4.2 of the Securities Act.

      On May 17, 2004, The Board of Directors voted to approve the conversion of the advances to the Company by United Managers Group, Inc. and John D. Walker II for the period of December 31, 2003 to March 31, 2004 in the amount of $165,000 to 1,650 shares of Series A Preferred Stock in reliance on the exemption from registration provided by ss.4.2 of the Securities Act.

Dividend Policy

      To date, the Company has not paid any cash dividends to holders of its common stock. The Company currently intends to retain all of its future earnings for use in its business and, therefore, does not expect to pay dividends in the near future. No dividend or distribution may be declared or paid or set aside for payment on the common stock or on any other junior stock, nor shall any common stock or any other junior stock be redeemed, purchased or otherwise acquired for any consideration by the Company unless, in each case, full cumulative dividends on all outstanding shares of the Series A Preferred Stock have been declared and paid through and including the most recent dividend payment date, as provided in the Certificate of Designation for the Series A Preferred Stock.

      The holders of record of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of ten percent (10%) per annum on the face value ($100 per share) denominated thereon (subject to adjustment for stock splits, stock dividends, reorganization, reclassification or similar events) (the "Adjusted Face Value"). At the discretion of the Company, any and all dividends when paid, may be payable in additional shares of Series A Preferred Stock in lieu of cash. Beginning twenty-four months after issuance, the holders of the Series A Preferred Stock may elect to have future dividends paid in cash in lieu of additional shares of Series A Preferred Stock. If the Company does not have enough shares of common stock available to convert the Series A Preferred Stock at the time conversion is requested by the holders, the dividend rate will increase to fifteen percent (15%) per annum on the Adjusted Face Value. Conversion of the Series A Preferred Stock has not been requested as of the date of this filing.

Disclosure of Equity Compensation Plans

                                      Number of securities
                                        to be issued upon           Weighted-average          Number of securities
         Plan Category                     exercise of             exercise price of         remaining available for
                                      outstanding options,        outstanding options,        future issuance under
                                     warrants and rights (#)    warrants and rights ($)     equity compensation plans
                                     -----------------------    -----------------------     -------------------------
Equity compensation plans                     N/A                         N/A                          N/A
approved by shareholders

Equity compensation plans not                 N/A                         N/A                          N/A
approved by shareholders

Total                                         N/A                         N/A                          N/A

      The Company has no equity compensation plans in place at the time of this filing.

ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

      The operations of one of our subsidiaries, YCO Holdings, Inc., and its subsidiaries, were discontinued on October 8, 2003. Subsequently, on March 29, 2004, YCO Holdings, Inc. filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The business of YCO Holdings, Inc. had generated only minimal revenue at the time that operations were discontinued and losses were continuing to mount. After reviewing the debts and assets of the company, it was determined that the only possible way to deal with the subsidiary's creditors would be under the supervision of the United States Bankruptcy Court. In the bankruptcy filing, YCO Holdings, Inc. reported assets of $12,087.00 and liabilities of $4,808,275.44. On April 30, 2004, the United States Trustee held the first meeting of creditors pursuant to the provisions of Section 341 of the United States Bankruptcy Code. After hearing testimony from the Company and interested creditors, the Trustee determined that the case was a "no asset" case and recommended that it be closed. Management does not believe that this bankruptcy proceeding will have a material adverse effect on the operations of the Company, as it conducts its remaining business through its other subsidiary, ASPECT Business Solution, Inc. (formerly BioLynx, Inc. until it changed its name on April 27, 2004).

      ASPECT continued to experience operating losses during the period covered by this report. As previously reported, ASPECT has expanded its product line, which previously was focused on its biometric time and attendance product, to include the line of human resources management products described in Item 1 above. Recently, ASPECT became a Licensed Remarketer of certain corporate and personnel management systems developed by Microsoft Corporation. The company has yet to see positive results from this change in focus, and there can be no assurance that the change of focus will improve our results from operations.

      The Company experienced a loss from discontinued operations of $637,059 during the twelve months ended June 30, 2004, which was due to the discontinuation of the operations of YCO Holdings, Inc. in October of 2003.

      SMS incurred a net loss of $6,165,883 for the twelve months ended June 30, 2004, and had a working capital deficit of $1,300,071 as of June 30, 2004. These conditions create an uncertainty as to SMS's ability to continue as a going concern. The Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available and will not be able to continue operations without them.

Cautionary Note Regarding Forward-looking Statements and Risk Factors

      The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors below.

      Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

      You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

      Competition

      The market for payroll processing and human resources management products for mid-size businesses is intensely competitive. ASPECT's products and services compete directly or indirectly with products and services offered by many much larger companies, and ASPECT's products and services are not proprietary or substantially different from those offered by competitors.

      Many of ASPECT's competitors have longer operating histories and significantly greater financial, sales, marketing and other resources. Many competitors have greater name recognition, and larger customer bases and established sales distribution channels than ASPECT. As a result, these competitors may be able to respond more effectively to new pricing requirements, changes in customer requirements, withstand price decreases or devote greater resources to the development, promotion, sale and support of their services than ASPECT.

      There can be no assurance that ASPECT will be able to compete successfully in the future or that competition will not have a material adverse effect on ASPECT's business, results of operations and financial condition.

      Reliance on Key Personnel

      ASPECT's future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior management, sales and marketing personnel. ASPECT's success also depends upon its ability to attract, motivate and retain other highly qualified personnel, particularly personnel with industry related experience.

      ASPECT does not currently have executive management representation in all areas of its business. ASPECT is in the process of upgrading its internal financial and reporting systems to enhance management's ability to obtain and better analyze information derived from its operations.

      Sales Channels

      ASPECT's future operating results will depend, upon other things, on its ability to develop long-term channel distribution relationships to penetrate different and wide-ranging end-user customers, particularly smaller businesses not using its institutional competitors' products. ASPECT believes that the continuing growth of its business will require expansion of its sales and marketing activities. Such expansion will require significant resources and the time and attention of senior management.

      Limited Operating History: Operating Losses

      ASPECT was incorporated in 1998 and did not begin substantive operations until 1999. ASPECT has incurred net losses in every period since its inception. There can be no assurance that ASPECT will attain profitability or, if profitability is attained, that ASPECT will sustain profitability on a quarterly or an annual basis. As the Company is a holding company, our revenues are dependent on the revenues of our operating subsidiary, ASPECT.

      Possible Liability for Customer Actions

      ASPECT processes payroll based on information provided by its customers. If a customer provides incorrect information and payroll taxes are not withheld correctly, the customer could be found liable for penalties. Management believes that ASPECT does not have liability for such penalties, as it is a third party payroll processor, but if a court found ASPECT liable for penalties, such liability could have a material adverse effect on the Company.

      Going Concern

      Our ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred in 2004 and 2003 and our negative working capital. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

      Additional Financing

      We need additional financing to continue our operations. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

      Limited Trading Market

      Currently only a very limited trading market exists for SMS common stock. Our common stock trades on the OTCBB under the symbol "SMSN." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market.

      Penny Stock Regulation

      Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than

$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our common stock is deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As disclosed in the Company's Form 8-K filed August 13, 2003, on August 6, 2003, Clyde Bailey, P.C. was dismissed and Malone & Bailey, PLLC was engaged by the Board as the independent auditor for the Company.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) In addition, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      On July 14, 2004, the Board of Directors of the Company voted to increase the number of directors from three to five. At that meeting, Jim Karlak was elected to serve as a Class III director and Jesse L. Whittenton was elected to serve as a Class II Director. Also, Jim Karlak, who serves as President of the Company's subsidiary, ASPECT Business Solutions, Inc., was elected to serve as President and Chief Executive Officer of the Company. Mr. Phillips will continue to serve as Chairman of the Board of Directors.

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

----------------------------------------------------------------------------------------------------------
             Name              Age                               Position and Term
----------------------------------------------------------------------------------------------------------
Charles T. Phillips            62     Chairman (since October 2003), Former Chief Executive Officer
                                      & President - October 2003 through July 2004
----------------------------------------------------------------------------------------------------------
Sandra L. Livney               49     Secretary, Treasurer & Chief Financial Officer -
                                      Since October 2003
----------------------------------------------------------------------------------------------------------
Clifford A. Hagler             52     Director - Since May 2003
----------------------------------------------------------------------------------------------------------
Bruce C. Culver                51     Director - Since May 2002
----------------------------------------------------------------------------------------------------------
Jim Karlak                     52     President, Chief Executive Officer and Director - Since July 2004
----------------------------------------------------------------------------------------------------------
Jesse L. Whittenton            50     Director - Since July 2004
----------------------------------------------------------------------------------------------------------

      Charles T. Phillips has served as Chairman of the Board since October 18, 2003. From October 2003 until July 2004 he also served as President and Chief Executive Officer of the Company. Mr. Phillips is an attorney and was admitted to membership in the State Bar of Texas in May 1966. He attended the University of Texas at Austin, graduating in January 1966. Mr. Phillips has been actively engaged in the practice of law since graduation, but has also been an investor in real estate and several businesses in Houston, Texas during that time. He served in the United States Air Force Reserve, as a member of the 147th Fighter Group, Texas Air National Guard, where he achieved the rank of Captain in the Judge Advocate General's Department. He has served on the boards of numerous private companies and has been an active supporter of the Boy Scouts of America for over thirty years, currently serving on the Board of Directors of the Sam Houston Area Council, BSA.

      Sandra L. Livney joined Systems Management Solutions, Inc. as its Controller in June 2003 and has served as Secretary, Treasurer and Chief Financial Officer since October 18, 2003. Ms. Livney graduated from the University of South Florida with a B.A. in Accounting. She became a Certified Public Accountant by the State of Texas in 1981. Ms. Livney worked for Mobil Oil Corporation for over 15 years, principally as an energy trader in their deregulated natural gas trading division. She also worked for Arthur Andersen, LLP as an Experienced Manager in their Energy Trading & Marketing Division. Ms. Livney has worked in the private sector holding various business and accounting related management positions.

      Cliff Hagler has served on the Board of Directors of the Company since May 30, 2003. Mr. Hagler is the Co-founder, President and CEO of Aquilan, Inc. a proprietary software company in Austin, Texas. Mr. Hagler has over 25 years in the software and computer services industries with a primary focus in the life insurance and financial services sectors. Before joining Aquilan, Mr. Hagler served as Vice President & General Manager for US Operations at Cedar, Inc., a provider of complex data management solutions for the insurance industry. Prior to Cedar, Mr. Hagler served as Vice President of the Financial Services Division for Computer Sciences Corporation where he held responsibility for life insurance administration systems development and ongoing enhancements. Mr. Hagler is a frequent presenter at industry seminars and executive meetings and a regular contributor to leading industry publications.

      Bruce Culver has been a member of the Board of Directors of Diamond C. Stables and Ranch since 2001. Mr. Culver is also presently the President of Speedway Erection Service Company, a position he has held since 1983. Mr. Culver has served on the Board of Directors of the Company since May 2002 and has served on the Board of Directors of System Builders Association, Erectors Division.

      Jesse L. Whittenton graduated from Rice University in December of 1976 with a Bachelor of Commerce degree. Mr. Whittenton graduated from the University of Texas School of Law in December of 1979, and was admitted to the Texas Bar in 1980. From 1993 until March 2000, Mr. Whittenton was a partner of Walker, Bright & Whittenton, P.C. in Austin, Texas. Mr. Whittenton was one of three managing partners who supervised personnel, budget development and management, project development and objectives, and client development. Mr. Whittenton specialized in defending municipal and county officials primarily in law enforcement federal civil rights and employment law litigation in Texas, Indiana, Tennessee and Mississippi. From March 2000 until the present, Mr. Whittenton has been a managing partner of Whittenton & Hurst, L.L.P. in Austin, Texas.

      Jim Karlak comes to the company with over 20 years of finance, operations and senior executive experience, most recently as Chief Operating Officer of Applied Science Fiction. Mr. Karlak created and implemented operating and financial processes for this young start-up company and led internal operations. With an annual budget of $30M, 160 employees and as Board Secretary, he directed the company to the creation of sustainable outsourced manufacturing and service operations. Mr. Karlak successfully raised $13 million in bridge financing, resulting in a successful acquisition of the company by Eastman Kodak Corporation. Mr. Karlak began his career with Texas Instruments ("TI") and held a number of key financial positions at TI. Mr. Karlak left TI in 1985 and joined Shared Resource Exchange, Inc. as Chief Financial Officer. In 1991, Mr. Karlak joined Image Data Corporation ("IDC") as Vice President of Operations. Under his leadership, IDC was sold to E-Systems Corporation which merged with a second medical imaging company purchased earlier by E-Systems and an internal software group to form the new company E-Systems Medical Electronics ("EMED"). Karlak led EMED as President into the high-end hospital imaging network market, as well as military medical applications including systems aboard several aircraft carriers and one stationed in Antarctica. In 2000, Mr. Karlak, as CEO of DynaTouch Corp., moved the company to a higher level through the development and launch of a new medical product line to augment the company's existing leadership position as one of the largest providers of kiosk information systems to the federal government. Mr. Karlak is a graduate of the University of Texas at Austin, where he received a Bachelor of Arts in Economics, with honors. He received his Masters of Business Administration, also from the University of Texas at Austin, in 1978.

Board Committees, Meetings and Compensation

      The Company's business affairs are managed by the Board. During the fiscal year ending June 30, 2004, the Board of Directors held 14 meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors. None of the Directors currently receive any compensation for their service on the Board. The Company does not currently have any standing committees; however, the Board anticipates designating an Executive Committee, a Compensation Committee and an Audit Committee in the next fiscal year. As of the date of this filing, the entire Board fulfills the functions of the Audit Committee. The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders. Currently, the entire Board participates in the consideration of director nominees. The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees. To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy. The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B. Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change. Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings. Three directors attended the 2003 annual meeting of stockholders.

Stockholder Communications with the Board of Directors

      Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

      Corporate Secretary
      7550 IH-10 West - 14th Floor
      San Antonio, Texas 78229

      Any written communications received by the Corporate Secretary will be forwarded to the appropriate directors.

Code of Ethics

      The Company has not yet established a code of ethics comprising written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. The Board does not believe such a code is necessary at this stage in the Company's development.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended June 30, 2004, all Reporting Persons complied with all applicable filing requirements except as follows: Charles Phillips - one Form 3; Bruce Culver - one Form 3; Cliff Hagler - one Form 3; United Managers Group, Inc. - one Form 3 and four Form 4s; John D. Walker II - one Form 3; Sandra Livney - one Form 3; Douglas Dickey - one Form 3; Jimmy Pyle
- one Form 3. Mr. Phillips, Mr. Culver, Mr. Hagler, Mr. Walker and United Managers Group, Inc. have filed their delinquent Forms 3.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2004, June 30, 2003, and December 31, 2002. No other employee of the Company received more than $100,000 in compensation during any of the fiscal years listed above. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation            Long Term Compensation
                                                                 -----------------------------------
                                                                         Awards              Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                 Restricted    Securities
    Name and Principal                                              Stock      Underlying      LTIP       All Other
         Position             Year       Salary        Bonus       Awards       Options/     Payouts    Compensation
                               End         ($)          ($)          ($)          SARs         ($)           ($)
                                                                                  (#)
---------------------------------------------------------------------------------------------------------------------
Charles T. Phillips          6/30/04        0            0            0            0            0       200,000 (2)
Current Chairman, Former    -----------------------------------------------------------------------------------------
Chief Executive Officer &    6/30/03        0            0            0            0            0            0
President (1)               -----------------------------------------------------------------------------------------
                            12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
James Karlak                 6/30/04        0            0            0            0            0            0
Current Chief Executive     -----------------------------------------------------------------------------------------
Officer & President, and     6/30/03        0            0            0            0            0            0
Current Chief Executive     -----------------------------------------------------------------------------------------
Officer of ASPECT (3)       12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Michael A. Gort              6/30/04        0            0            0            0            0            0
Former President & Chief    -----------------------------------------------------------------------------------------
Executive Officer (4)        6/30/03        0            0            0            0            0            0
                            -----------------------------------------------------------------------------------------
                            12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Thomas John Cloud, Jr.       6/30/04        0            0            0            0            0            0
Former President and        -----------------------------------------------------------------------------------------
Chief Executive Officer      6/30/03     24,500          0            0            0            0            0
(5)                         -----------------------------------------------------------------------------------------
                            12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------

(1) Mr. Phillips served as the Company's CEO and President from October 2003 until his resignation in July 2004. He continues to serve as Chairman of the Board.

(2) Represents fees paid to Mr. Phillips for legal services rendered to the Company and its subsidiaries.

(3) Mr. Karlak became CEO and President of the Company in July 2004. He has served as CEO of ASPECT since February, 2004.

(4) Mr. Gort served as the Company's CEO and President from June 2003 until his resignation in October 2003.

(5) Mr. Cloud served as the Company's CEO from May 2002 until June 2003.

      The Company does not have any employment agreements with the individuals listed in the table above, or other executive officers of the Company.

      Directors of the Company do not generally receive any compensation for their service on the Board. On May 7, 2004, 100,000 shares of common stock valued at $45,000 for payment for services as a director were issued to Cliff Hagler.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There were 15,236,355 common shares outstanding as of the date of this filing. The following tabulates holdings of shares of SMS by each person who, subject to the above, as of October 5, 2004, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of SMS individually and as a group. Except as indicated by footnotes to the following table, to the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.

---------------------------------------------------------------------------------------------------------------------
                                         Name & Address                  Amount of Shares Owned       Percentage
     Title of Class                 of Beneficial Owner (1)                                          of Class (2)
---------------------------------------------------------------------------------------------------------------------
   Series A Preferred     United Managers Group, Inc.                            55,270                  100%
         Stock            12001 Network
                          Building F, Suite 200
                          San Antonio, TX 78249
---------------------------------------------------------------------------------------------------------------------
      Common Stock        United Managers Group, Inc.                          2,265,000                14.87%
                          12001 Network
                          Building F, Suite 200
                          San Antonio, TX 78249
---------------------------------------------------------------------------------------------------------------------
      Common Stock        John D. Walker II                                    5,011,460                32.89%
---------------------------------------------------------------------------------------------------------------------
      Common Stock        American Continental Management Inc. (3) (4)          500,000                 3.28%
                          c/o Charles T. Phillips, P.C.
                          3027 Marina Bay Drive, Suite 105
                          League City, TX 77573
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Bruce Culver (4)                                      500,000                 3.28%
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Cliff Hagler (4)                                      100,000                 0.66%
---------------------------------------------------------------------------------------------------------------------
      Common Stock        James Karlak (4)                                         0                     n/a
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Sandra Livney (4)                                        0                     n/a
---------------------------------------------------------------------------------------------------------------------
      Common Stock        All directors and executive officers as a            1,100,000                 7.2%
                          group (5 persons)
---------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the address for each of these individuals is c/o Systems Management Solutions, Inc., 7550 IH-10-West - 14th Floor, San Antonio, TX 78229.

(2) The "Percentage Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of the total outstanding shares of stock of the class listed in the Company.

(3) The shares held by American Continental Management Inc. are beneficially owned by Charles Phillips, the Company's Chairman and former Chief Executive Officer and President.

(4) Indicates shares beneficially owned by a director or executive officer of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      United Managers Group, Inc., the major shareholder of the Company, continued to fund substantial sums to the Company during the fiscal year ending June 30, 2004 pursuant to the terms of a promissory note in the original principal sum of up to $2,000,000. In February 2004, United Managers Group, Inc. agreed to convert $2,719,100 due at that time under this note into 27,191 shares of Series A Preferred Stock, and to continue to make advances under the note. On June 3, 2004, the Company and United Managers Group, Inc. agreed to extend the maturity date of the note to April 15, 2005. The note bears interest at ten percent and is unsecured. As of June 30, 2004, the balance owed was $121,500.

      Certain stockholders of the Company advance money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. As of June 30, 2004, the balance owed was $698,215.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

                                                                                 Page Number
                                                                                 -----------
           1.   Financial Statements:
                Report of Independent Auditors                                        F-1
                Consolidated Balance Sheet                                            F-2
                Consolidated Statements of Operations                                 F-3
                Consolidated Statements of Stockholders' Deficit                      F-4
                Consolidated Statements of Cash Flows                                 F-6
                Notes to Consolidated Financial Statements                            F-7
                Exhibits included or incorporated herein:  See Exhibit Index.

      (b) Reports on Form 8-K:

      On August 20, 2004, the Company filed a Current Report on Form 8-K announcing the change in the Company's name from Supreme Holdings, Inc. to Systems Management Solutions, Inc.

      On April 2, 2004, the Company filed a Current Report on Form 8-K, which announced the bankruptcy filing of YCO Holdings, Inc., a subsidiary of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional services rendered by Malone & Bailey, PLLC for the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003, and fees billed for other services rendered by Malone & Bailey, PLLC.

                                                       2004          2003
                                                     --------       ------

      Audit Fees                                     $124,850       $8,000
      Audit related fees                             $      0       $    0
      Tax fees                                       $      0       $    0
      All other fees                                 $      0       $    0

                        Total fees                   $124,850       $8,000

      The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2004

                             SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                                a Nevada corporation


                             By:    /s/ James Karlak
                                 -----------------------------------------------
                             James Karlak, President and Chief Executive Officer


                             By:    /s/ Sandra L. Livney
                                 -----------------------------------------------
                             Sandra L. Livney, Chief Financial Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Karlak, his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                     Title                               Date
           ---------                                     -----                               ----
       /s/ James Karlak                 Chief Executive Officer, President and         October 12, 2004
---------------------------------       Director
James Karlak

       /s/ Charles Phillips             Chairman                                       October 12, 2004
---------------------------------
Charles Phillips

       /s/ Clifford Hagler              Director                                       October 12, 2004
---------------------------------
Clifford Hagler

       /s/ Bruce Culver                 Director                                       October 12, 2004
---------------------------------
Bruce Culver

       /s/ Jesse Whittenton             Director                                       October 12, 2004
---------------------------------
Jesse Whittenton

                                  EXHIBIT INDEX

Exhibit No.       Description

3.4(3)            Amended and Restated Articles of Incorporation

3.5(3)            Amended and Restated Bylaws

4.1(4) Certificate of Designation of Rights and Preferences Relating to Series A Cumulative Convertible Preferred Stock, dated February 16, 2004

4.2(4) Certificate of Designation of Rights and Preferences Relating to Series A Cumulative Convertible Preferred Stock, dated April 23, 2004

10.1(4) Promissory Note between Supreme Holdings, Inc. and United Managers Group, Inc., dated April 15, 2003

10.2(4) Promissory Note Extension between Supreme Holdings, Inc. and United Managers Group, Inc., dated June 3, 2004

16.1(1)           Letter on Change in Certifying Accountant

16.2(2)           Letter on Change in Certifying Accountant

21.1(4)           Subsidiaries of the Company

24.1(4) Power of Attorney (see signature page of this Annual Report on Form 10-KSB)

31.1(4)           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                  Officer

31.2(4)           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                  Officer

32.1(4)           Section 1350 Certification of CEO

32.2(4)           Section 1350 Certification of CFO

99.1(4) Plaintiff's Initial Petition for ARCOA, LLC v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 11th Judicial District Court of Harris County, Texas on June 17, 2004

99.2(4) Plaintiff's Initial Petition for ARCOA, LLC v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 190th Judicial District Court of Harris County, Texas on June 17, 2004

99.3(4) Plaintiff's Initial Petition for Crawford v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 113th Judicial District Court of Harris County, Texas on June 17, 2004

(1) Incorporated by reference, filed with the Company's Form 8-K on August 13, 2003.

(2) Incorporated by reference, filed with the Company's Form 8-K/A on October 6, 2003.

(3) Incorporated by reference, filed with the Company's Definitive Proxy Statement on June 29, 2004.

(4)   Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   Systems Management Solutions, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Systems Management Solutions, Inc. ("SMS") (formerly Supreme Holdings, Inc.) as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2004 and six months ended June 30, 2003. These financial statements are the responsibility of SMS's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMS as of June 30, 2004 and the results of its operations and its cash flows for the year ended June 30, 2004 and the six months ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SMS will continue as a going concern. As discussed in Note 2 to the financial statements, SMS has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

August 29, 2004

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004

         ASSETS

Current Assets
  Cash                                                             $      1,462
  Accounts Receivable                                                     1,138
                                                                   ------------
         Total current assets                                             2,600

Fixed Assets
   Property, plant & equipment, net of
     accumulated depreciation of $364,014                                73,227
                                                                   ------------
         TOTAL ASSETS                                              $     75,827
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $    101,027
  Accrued interest & expenses                                           354,898
  Notes payable - related party                                         819,715
  Short term portion of lease payable                                    27,031
                                                                   ------------
         Total Current Liabilities                                    1,302,671
                                                                   ------------
Commitments and Contingencies                                                --

Stockholders' Deficit
  Preferred stock, $.0001 par value, 5,000,000
         shares authorized
    Series A Cumulative Convertible Preferred Stock,
         $.0001 par value, 60,000 shares authorized,
         55,271 shares issued and outstanding                                 6
    Common stock, $.0001 par value, 100,000,000 shares
         authorized, 15,236,355 shares issued and
         outstanding                                                      1,524
  Additional paid in capital                                         16,329,253
  Accumulated deficit                                               (17,557,627)
                                                                   ------------
         Total Stockholders' Deficit                                 (1,226,844)
                                                                   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $     75,827
                                                                   ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Year Ended June 30, 2004 and Six Months
                               Ended June 30, 2003

                                                      2004             2003
                                                  ------------     ------------

Revenue                                           $     28,515     $         --

Cost of sales                                          113,777               --
                                                  ------------     ------------
   Gross Margin                                        (85,262)              --
                                                  ------------     ------------
General and administrative                           2,436,753        3,952,113
Impairment                                           5,271,967        6,281,891
                                                  ------------     ------------
   Total operating expenses                          7,708,720       10,234,004
                                                  ------------     ------------
   Net Operating Loss                               (7,793,982)     (10,234,004)

Interest income                                             --              592
Interest expense                                      (401,940)         (28,332)
                                                  ------------     ------------
Loss from continuing operations                     (8,195,922)     (10,261,744)

Loss from discontinued operations                     (637,059)        (775,307)
Income from disposal of discontinued operations      2,667,098               --
                                                  ------------     ------------
         NET LOSS                                 $ (6,165,883)    $(11,037,051)
                                                  ============     ============

Basic and diluted loss per share                  $       (.41)    $      (1.07)

Weighted average shares outstanding                 15,167,776       10,342,003

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Year Ended June 30, 2004 and Six Months
                               Ended June 30, 2003

                                                               Series A
                               Preferred Stock              Preferred Stock               Common Stock
                            Shares         Amount         Shares        Amount        Shares        Amount
                          ----------     ----------     ----------    ----------    ----------    ----------
Balances,
  December 31, 2002
   (Restated)              1,000,000     $      100             --    $       --     8,546,352    $      855

Shares issued for
  Purchase of YCO                 --             --             --            --     1,500,003           150

Common shares issued
  in exchange for
  preferred shares        (1,000,000)          (100)            --            --       590,000            59

Common shares issued
  for services                    --             --             --            --     2,500,000           250

Net Loss                          --             --             --            --            --            --
                          ----------     ----------     ----------    ----------    ----------    ----------
Balances,
  June 30, 2003                   --             --             --            --    13,136,355         1,314

Purchase of ASPECT                --             --             --            --     2,000,000           200

Imputed interest                  --             --             --            --            --            --

Additional cash
  contribution by
  majority shareholder            --             --             --            --            --            --

Common shares issued
  for services                    --             --             --            --       100,000            10

Conversion of debt for
  preferred stock                 --             --         55,271             6            --            --

Net Loss                          --             --             --            --            --            --
                          ----------     ----------     ----------    ----------    ----------    ----------
Balances,
  June 30, 2004                   --     $       --         55,271    $        6    15,236,355    $    1,524
                          ==========     ==========     ==========    ==========    ==========    ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Year Ended June 30, 2004 and Six Months
                               Ended June 30, 2003

                             Stock          Additional
                          Subscription       Paid in        Accumulated
                           Receivable        Capital         (Deficit)          Total
                          ------------     ------------     ------------     ------------
Balances,
  December 31, 2002
   (Restated)             $ (5,700,000)    $  6,301,545     $   (354,693)    $    247,807

Shares issued for
  Purchase of YCO                   --        2,999,850               --        3,000,000

Common shares issued
  in exchange for
  preferred shares           5,700,000       (5,707,898)              --           (7,939)

Common shares issued
  for services                      --        3,749,750               --        3,750,000

Net Loss                            --               --      (11,037,051)     (11,037,051)
                          ------------     ------------     ------------     ------------
Balances,
  June 30, 2003                     --        7,343,247      (11,391,744)      (4,047,183)

Purchase of ASPECT                  --        2,399,800               --        2,400,000

Imputed interest                    --          236,651               --          236,651

Additional cash
  contribution by
  majority shareholder              --          777,473               --          777,473

Common shares issued
  for services                      --           44,990               --           45,000

Conversion of debt for
  preferred stock                   --        5,527,092               --        5,527,098

Net Loss                            --               --       (6,165,883)      (6,165,883)
                          ------------     ------------     ------------     ------------
Balances,
  June 30, 2004           $         --     $ 16,329,253     $(17,557,627)    $ (1,226,844)
                          ============     ============     ============     ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Year Ended June 30, 2004 and Six Months
                               Ended June 30, 2003

                                                      2004             2003
                                                  ------------     ------------
Cash Flows From Operating Activities
  Net income (loss)                               $ (6,165,883)    $(11,037,051)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Impairment of goodwill                           5,271,965        5,804,418
    Common stock issued for services                    45,000        3,750,000
    Impairment of investment in ASPECT                      --          477,473
    Impairment of investment in YCO Holdings                --          122,270
    Imputed interest                                   236,654               --
    Write off of deposits                                   --            1,820
    Write off of offering costs                             --           81,000
    Depreciation and amortization                       52,916               --
    Changes in:
         Other current assets                           16,449               --
         Accounts receivable                            11,170               --
         Accounts payable                              (77,500)           2,284
         Accrued expenses                              429,233           28,332
                                                  ------------     ------------
  Net Cash Used In Operating Activities               (179,996)        (769,454)
                                                  ------------     ------------
Cash Flows From Investing Activities
  Purchase of fixed assets                              (9,649)              --
  Collections of shareholder note receivable                --          110,408
  Investment in Biolynx                                     --         (477,473)
  Investment in YCO Holdings                                --               --
                                                  ------------     ------------
  Net Cash Used In Investing Activities                 (9,649)        (367,065)
                                                  ------------     ------------
Cash Flows From Financing Activities
  Proceeds from shareholder loans                    2,886,155        1,048,473
  Collections from the sale of preferred stock              --          300,000
  Lease payments                                       (60,875)              --
  Payments on notes payable                            (71,370)              --
                                                  ------------     ------------
  Net Cash Provided By Financing Activities          2,753,910        1,348,473
                                                  ------------     ------------
Cash Used by Discontinued operations                (2,590,981)        (205,974)
                                                  ------------     ------------
Net change in cash                                     (26,716)           5,980
Cash at beginning of year                               28,178           22,198
                                                  ------------     ------------
Cash at end of year                               $      1,462     $     28,178
                                                  ============     ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Supreme Hospitality ("Supreme"), was incorporated in Nevada on November 10, 1997. On September 8, 2002, Supreme changed its total authorized common stock and preferred stock to 100,000,000 and 5,000,000, respectively, both with par values of $.0001. On November 6, 2002, Supreme changed its name from Supreme Hospitality, Inc. to Supreme Holdings, Inc. ("SUHO"). On July 14, 2004, the name was changed from Supreme Holdings, Inc. to Systems Management Solutions, Inc.("SMS").

SMS acquired 100% of YCO Holdings, Inc. (YCO) on January 2, 2003 (see Note 8), and shut down its operations on October 8, 2003. YCO filed for bankruptcy on March 29, 2004 (see Note 14).

SMS acquired 100% of BioLynx, Inc. (BioLynx) on July 1, 2003 (see Note 9). SMS is a holding company and has no separate operations. On April 27, 2004, BioLynx, Inc. changed its name to Aspect Business Solutions, Inc. (ASPECT). ASPECT has expanded its product line to include the use of its biometric admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. ASPECT recently was approved to become a Licensed Remarketer of certain corporate and personnel management systems developed by Microsoft Corporation.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of June 30, 2004.

Revenue Recognition. ASPECT recognizes revenue from sales of hardware and software when the earning process is complete and the risks and rewards of ownership have transferred to the customer. Service revenues are recognized as services are provided.

Allowance for Doubtful Accounts. SMS analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to current operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Goodwill from the purchase of YCO Holdings, Inc. in January 2003 of $5,804,418 and an investment in ASPECT of $477,473 were impaired during the six months ended June 30, 2003. Goodwill from the purchase of ASPECT of $5,271,967 was impaired for the year ended June 30, 2004.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic And Diluted Earnings (Loss) Per Share. Basic and diluted earning (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2004 or 2003.

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

Stock Options and Warrants. SMS accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. SMS accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, SMS recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

Principles of consolidation. The consolidated financial statements include the accounts of SMS and its subsidiaries. All significant intercompany transactions have been eliminated.

Recently Issued Accounting Pronouncements. SMS does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

SMS incurred a net loss of $6,165,883 for the year ended June 30, 2004, and has a negative working capital of $1,300,071 as of June 30, 2004. These conditions create an uncertainty as to SMS's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.

NOTE 3 - DEFERRED OFFERING COSTS

Deferred Offering Costs of $81,000 capitalized in prior years were expensed in fiscal 2003 because the contemplated offering failed to materialize.

NOTE 4 - PROPERTY & EQUIPMENT

                                                    Depreciation
                                                       Lives
                                                    ------------
      Computer and other electronic equipment          3 years        $ 229,005
      Furniture, telephone equipment
               and fixtures                            5 years          208,236
                                                                      ---------
                                                                        437,241
      Less:  accumulated depreciation                                  (364,014)
                                                                      ---------
                                                                      $  73,227
                                                                      =========

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

On April 15, 2003, SMS signed a one-year promissory note for a line of credit up to $2,000,000. This note was later extended for an additional one-year term on April 15, 2004. The line of credit bears 10 percent interest, is payable on demand and it has no collateral. As of June 30, 2004, the balance owed was $121,500.

The majority stockholder of SUHO also advances money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. As of June 30, 2004, the balance owed was $698,215.

Total amounts due at June 30, 2004 are $819,715.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and June 30, 2003 are as follows:

                                                        June 30,       June 30,
                                                          2004           2003
                                                       ---------      ---------
      Deferred tax assets:
        Net operating loss carryforward                $ 890,000      $ 600,000
        Less:  valuation allowance                      (890,000)      (600,000)
                                                       ---------      ---------
      Net current deferred tax assets                         --             --
                                                       =========      =========

SMS has net operating loss carryforwards of $2,625,000 as of June 30, 2004 which expire through the year 2024.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

SMS is contingently liable for a promissory note related to YCO Holdings, Inc. The balance as of June 30, 2004 was $30,000.

YCO Holdings, Inc. was a party to an office space operating lease agreement with an unrelated party for a term expiring on January 31, 2007. Although this contract was subject to the bankruptcy filing, there remains the contingency that the landlord may seek restitution from SMS for the unpaid lease payments.

ASPECT renewed its San Antonio office space lease for an additional five year period beginning October 1, 2004. The minimum annual lease payments are summarized as follows:

                                                      Lease
      12 Months Ending                             Payments Due
      ----------------                             ------------
      June 30, 2005                                 $  171,351
      June 30, 2006                                    280,800
      June 30, 2007                                    287,716
      June 30, 2008                                    298,782
      June 30, 2009                                    305,698
      June 30, 2010                                    102,361
                                                    ----------
                                                    $1,446,708
                                                    ==========

Litigation. During the year several terminated employees filed a claim that SMS owes them compensation and attorney and accounting fees totaling approximately $265,000. SMS denies all substantive allegations of the claimants.

In July of 2004, three lawsuits were brought against SMS for damages in connection with loans made and services performed for YCO Holdings, Inc. SMS believes these lawsuits will be settled and an accrued liability of the estimated settlement of $240,000 has been recorded.

NOTE 8 - PURCHASE OF YCO

On January 2, 2003, SMS issued 1,500,003 shares of common stock to purchase the net assets of YCO Holdings, Inc. ("YCO") and its subsidiaries. The stock was valued at $3,000,000. Results of operations from YCO have been included in these financial statements since YCO's acquisition in January 2003.

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

      Assets acquired
           Cash                                     $     4,232
           Accounts receivable                            6,715
           Property and equipment                        89,454
           Deposits                                      13,907
           Goodwill                                   5,804,418
      Liabilities assumed
           Accounts payable                            (739,595)
           Notes payable                             (2,179,131)
                                                    -----------
      Total cost of purchase                        $ 3,000,000
                                                    ===========

Goodwill in the purchase of YCO represents the excess of the purchase price paid of 1,500,003 shares valued at $2.00 per share, or $3,000,000 over the fair value of the assets acquired of $114,308 net of the liabilities assumed of $2,918,726.

SMS purchased YCO to expand its business to include the accounting and tax preparation operations of YCO.

NOTE 9 - PURCHASE OF ASPECT

On July 1, 2003, SMS issued 2,000,000 shares of common stock to purchase the net assets of ASPECT. The stock was valued at $2,400,000. Results of operations from ASPECT have been included in these financial statements since ASPECT's acquisition in July 2003.

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

       Assets acquired
             Accounts receivable, net                    12,308
             Property and equipment, net                116,494
             Prepaid expenses                             4,362
             Goodwill                                 5,271,965

       Liabilities assumed
             Accounts payable                          (176,241)
             Lease payable                              (87,906)
             Notes payable                           (2,740,982)
                                                    -----------
                                                    $ 2,400,000
                                                    ===========

Goodwill in the purchase of ASPECT represents the excess of the purchase price paid of 2,000,000 shares valued at $1.20 per share, or $2,400,000 over the fair value of the assets acquired of $133,164 net of the liabilities assumed of $3,005,129.

SMS purchased ASPECT to expand its business to include time and attendance data, web-enabled, biometric-based time and attendance solutions.

The following pro forma financial statements has been derived from the financial statements of Supreme Holdings, Inc. ("Supreme") at June 30, 2003 and adjusts such information to give effect to the acquisition of BioLynx, Inc. ("BioLynx"), a Texas corporation, as if the acquisition had occurred at June 30, 2003.

Pro Forma Consolidated Condensed Income Statement:

                              6/30/03          9/30/02                            6/30/03
                              Supreme          BioLynx         Adjustments       Pro-Forma
                            ------------     ------------      ------------     ------------
Revenue                     $         --     $    873,724                       $    873,724

Cost of sales                         --          162,000                            162,000
                            ------------     ------------                       ------------
         Gross margin                 --          711,724                            711,724
                            ------------     ------------                       ------------
General and
   administrative              3,952,113        1,464,592                          5,416,705
Impairment                     6,281,891               -- (2)  $  4,048,528       10,330,419
Depreciation and
   Amortization                       --           85,415                             85,415
                            ------------     ------------                       ------------
Total operating expenses      10,234,004        1,550,007                         15,832,539
                            ------------     ------------                       ------------
Net Operating Loss           (10,234,004)        (838,283)                       (15,120,815)

Interest income                      592               --                                592
Interest expense                 (28,332)         (83,324)                          (111,656)
                            ------------     ------------                       ------------
Loss from continuing
   operations                (10,261,744)        (921,607)                       (15,231,879)
Loss from discontinued
   Operations                   (775,307)              --                           (775,307)

                            ------------     ------------                       ------------
NET LOSS                    $(11,037,051)    $   (921,607)                      $(16,007,186)
                            ============     ============                       ============

NOTE 10 - EQUITY

On March 31, 2003, SMS agreed to exchange the 1,000,000 shares of preferred stock issued under a previous subscription receivable for 590,000 shares of common stock. As part of the exchange, the balance of the subscription receivable of $5,700,000 and $5,707,898 of additional paid in capital associated with the original subscription were canceled.

On May 30, 2003, 2,500,000 shares of common stock were issued for services to related parties and valued at the current value of $1.50 per share.

On May 17, 2004, SMS authorized 50,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Stock") with an aggregate face value of $5,000,000 ($100 per share face value). On April 23, 2004 SMS authorized the increase of Series A Stock to 60,000 shares with an aggregate face value of $6,000,000. Each share is convertible, at the option of the holder, into shares of Common Stock. In the event of conversion, the number of shares of Common Stock to be issued on account of each share of Series A Stock shall be determined by dividing the number of shares plus the amount of any accrued unpaid dividends thereon by $.20, the fair value of the common stock. SMS may, at its option, at any time commencing two years after the initial date of issuance of the Series A Stock, redeem all or any portion of the outstanding shares of Series A Stock. The holders of record of the Series A Stock shall be entitled to receive cumulative dividends at a rate of ten percent per annum on the face value. Dividends that have not been redeemed or converted shall be payable quarterly in arrears when and as declared by the Board. Each share of Series A Stock shall be entitled to one vote for each share of Common Stock into which the Series A Stock is convertible.

On May 7, 2004, 100,000 shares of common stock valued at $45,000 for payment for services as a director were issued.

During April and May 2004, 55,271 shares of Series A Cumulative Convertible Preferred Stock were issued in exchange for $5,527,098 of debt from related parties.

NOTE 11 - STOCK OPTIONS & WARRANTS FOR ASPECT (FORMERLY BIOLYNX)

Summary information regarding options and warrants is as follows:

                                           Weighted                   Weighted
                                            average                    average
                              Options     Share Price    Warrants    Share Price
                             ----------   -----------   ----------   -----------
Outstanding at
  June 30, 2003               1,425,000      $1.00      19,938,935      $1.00

                             ----------      -----      ----------      -----
Outstanding at
  June 30, 2004               1,425,000      $1.00      19,338,935      $1.00
                             ==========      =====      ==========      =====

Options outstanding and exercisable as of June 30, 2004:

                                       Outstanding           Exercisable
                                 Number        Remaining       Number
      Exercise Price            of Shares        life         of Shares
                               -----------     ---------     -----------
          $1.00                    550,000      2 years          343,750
           1.00                    875,000      1 years          765,625
                               -----------                   -----------
                                 1,675,000                     1,109,375
                               ===========                   ===========

Warrants outstanding and exercisable as of June 30, 2004:

                                       Outstanding           Exercisable
                                 Number        Remaining       Number
      Exercise Price            of Shares        life         of Shares
                               -----------     ---------     -----------
          $1.00                  3,750,000      3 years        3,750,000
           1.00                 13,588,935      2 years       13,588,935
            .80                  2,000,000      2 years        2,000,000
                               -----------                   -----------
                                19,338,935                    19,338,935
                               ===========                   ===========

NOTE 12 - IMPAIRMENT

SMS reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. SMS assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Goodwill from the purchase of YCO Holdings, Inc. in January 2003 of $5,804,418 and an investment in ASPECT of $477,473 were impaired during the six months ended June 30, 2003. An investment in ASPECT of $5,271,967 was impaired during the year ended June 30, 2004.

NOTE 13 - DISCONTINUED OPERATIONS

Funding from a related party was terminated for YCO on October 8, 2003, shutting down YCO operations.

YCO Holdings, Inc., filed a voluntary petition for protection from its creditors in the United States Bankruptcy Court for the Southern District of Texas on March 29, 2004. The first meeting of creditors in that case was held on April 30, 2004. At the creditors' meeting, the United States Trustee declared the case to be a "no asset" case and recommended that it be closed. There have been no subsequent filings or motions in the case.