Form 10QSB
period 2004-09-30
Systems Management Solutions Inc
filed 2004-11-22
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,
                                      2004

                          Commission File No. 333-45210

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

            Nevada                                         88-046047
(State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation)

       7550 IH-10 West, 14th Floor                          78229
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

 Number of shares outstanding of each of the issuer's classes of common equity:

              Class                          Outstanding as of November 16, 2004
              -----                          -----------------------------------
 Common stock, $0.0001 par value                          15,236,355

      The issuer is not using the Transitional Small Business Disclosure format.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION................................................1

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).....................................1
ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS......................................4
ITEM 3.   CONTROLS AND PROCEDURES..............................................5

PART II - OTHER INFORMATION....................................................6

ITEM 1.   LEGAL PROCEEDINGS....................................................6
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES.....................................................................7

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (unaudited)

         ASSETS

Current Assets
    Accounts receivable                                            $      7,240
                                                                   ------------
         Total Current Assets                                             7,240

Property and equipment, net of $378,467
   accumulated depreciation                                              65,430
                                                                   ------------
                                                                   $     72,670
                                                                   ============
         LIABILITES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                               $     74,502
    Accrued interest                                                    351,844
    Shareholder loans                                                 1,457,877
    Short-term portion on lease payable                                  10,936
                                                                   ------------
         Total Current Liabilities                                    1,895,159
                                                                   ------------

         STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 5,000,000 shares
  authorized
  Series A Cumulative Convertible Preferred Stock,
  $.0001 par value, 60,000 shares authorized,
  55,271 shares issued and outstanding                                        6
Common stock, $.0001 par value, 100,000,000 shares
  authorized; 15,236,355 shares issued and outstanding                    1,524
Additional paid in capital                                           16,352,825
Accumulated deficit                                                 (18,176,844)
                                                                   ------------
         Total Stockholders' Deficit                                 (1,822,489)
                                                                   ------------
         Total liabilities and stockholders' deficit               $     72,670
                                                                   ============

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                   2004                2003
                                               ------------        ------------

Revenue                                        $      3,226        $      9,451

Cost of sales                                        19,268              24,265
                                               ------------        ------------
         Gross margin                               (16,042)            (14,814)
                                               ------------        ------------
General and administrative                          574,444             545,790
Impairment                                               --           5,271,965
                                               ------------        ------------
         Total operating expenses                   574,444           5,817,755
                                               ------------        ------------
         Net Operating Loss                        (590,486)         (5,832,569)

Interest expense                                    (28,731)            (77,751)
                                               ------------        ------------
Loss from continuing operations                    (619,217)         (5,910,320)

Loss from discontinued operations                        --            (454,036)
                                               ------------        ------------
         NET LOSS                              $   (619,217)       $ (6,364,356)
                                               ============        ============

Basic and diluted loss
         per share                             $       (.04)       $       (.48)

Weighted average shares
         outstanding                             15,236,355          13,137,003

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                             STATEMENTS OF CASH FLOW
                 Three Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                        2004             2003
                                                     ---------       -----------
Cash Flows From Operating Activities
  Net loss                                           $(619,217)      $(6,364,356)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
         Impairment of Goodwill                             --         5,271,965
         Depreciation                                   14,453             9,150
         Imputed interest                               23,571            59,681
    Changes in:
         Accounts receivable                            (6,102)            8,786
         Accounts payable                              (26,525)          (38,726)
         Accrued expenses                               (3,053)           16,182
                                                     ---------       -----------
  Net Cash Used In Operating Activities               (616,873)       (1,037,318)
                                                     ---------       -----------
Cash Flows From Investing Activities
  Purchase of fixed assets                              (6,656)           (1,762)
                                                     ---------       -----------
  Net Cash Used In Investing Activities                 (6,656)           (1,762)
                                                     ---------       -----------

Cash Flows From Financing Activities
  Proceeds from shareholder loans                      638,162         1,217,725
  Payments on notes payables                                --           (29,247)
  Payments on lease payable                            (16,095)          (14,698)
                                                     ---------       -----------
  Net Cash Provided By Financing Activities            622,067         1,173,780
                                                     ---------       -----------
Cash Used by Discontinued Operations                        --          (118,912)
                                                     ---------       -----------
Net change in cash                                      (1,462)           15,788
Cash at beginning of period                              1,462            28,178
                                                     ---------       -----------
Cash at end of period                                $      --       $    43,966
                                                     =========       ===========

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-K, have been omitted.

      ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS.

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

      Supreme Holdings, Inc. (formerly Supreme Hospitality, Inc., Grubstake, Inc. and Richwood, Inc.) incorporated in Nevada on November 10, 1997. On July 14, 2004, the shareholders voted to amend and restate the Company's Articles of Incorporation, resulting in a change of the name of the company from Supreme Holdings, Inc. to Systems Management Solutions, Inc. ("SMS" or the "Company").

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

      ASPECT continued to experience operating losses during the quarterly period covered by this report. As previously reported, ASPECT has expanded its product line, which previously was focused on its biometric time and attendance product, to include the line of human resources management products described below. Recently, ASPECT became a Licensed Remarketer of certain corporate and personnel management systems developed by Microsoft Corporation. ASPECT has yet to see positive results from this change in focus, and there can be no assurance that the change of focus will improve our results from operations.

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

      Additionally, ASPECT offers a company wide intranet to its clients. An intranet is a website that is only accessible to certain individuals (in this case employees of a company). A company intranet provides a central location for storing documents, facilitating employee communication and distributing company news. The Company believes ASPECT's intranet product can increase administrative efficiency and reduce operating costs by reducing dependence on paper communications with employees such as handbooks, forms and standard memos.

      ASPECT markets its products nationwide through a direct sales force, in conjunction with the sales teams of various other companies with complementary products. ASPECT also plans to market its products to insurance brokers, who could offer ASPECT's products to their clients as an added service. ASPECT has approached certain insurance brokers, who indicated interest in its products, but this interest has not resulted in revenue as of the date of this filing.

      SMS incurred a net loss of $619,217 for the three months ended September 30, 2004, and had a working capital deficit of $1,887,919 as of September 30, 2004. These conditions create an uncertainty as to SMS's ability to continue as a going concern. The Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available and will not be able to continue operations without them. As the Company is a holding company, our revenues are dependent on the revenues of our operating subsidiary, ASPECT.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In July of 2004, ARCOA, LLC, a Texas limited liability company, together with a related individual, filed three actions in the Judicial District Court of Harris County, Texas against Systems Management Solutions, Inc. and certain related companies and individuals, claiming damages in connection with certain loans made and services performed on behalf of YCO Holdings, Inc., a subsidiary of the Company. ARCOA sought damages of approximately $500,000, plus attorneys' fees and court costs. A Comprehensive Settlement Agreement was entered into by the Company and all plaintiffs on October 19, 2004, settling all claims for a total of $240,000 in payments. The parties have filed motions to dismiss for all three cases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal
                       Executive Officer
                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal
                       Financial Officer
                  32.1 Section 1350 Certification of Principal Executive Officer
                  32.2 Section 1350 Certification of Principal Financial Officer

            (b)   Reports on Form 8-K:

                  On August 20, 2004, the Company filed a Current Report on Form 8-K announcing the change of the Company's name to Systems Management Solutions, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2004

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