Form 10KSB
period 2004-12-31
Systems Management Solutions Inc
filed 2005-04-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|_| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

|X| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from June 30, 2004 to December 31, 2004.

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

      |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's total revenues for the six months ended December 31, 2004 were $68,792.

      As of December 31, 2004, there were 15,236,355 outstanding shares of the issuer's common stock, par value $.0001 per share ("Common Stock"), which is the only class of common stock of the issuer.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: Yes |X| No |_|

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

      SMS is a diversified holding company that, through ASPECT, provides business services, software and solutions primarily to the small and mid-sized business sector, focusing on human resources management and payroll.

Our Operating Subsidiary

      At the time of its acquisition by the Company, ASPECT's main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2004, ASPECT's management determined that ASPECT needed to expand its focus in an attempt to improve revenues, and began providing a variety of products related to corporate information systems, human resources and payroll.

      ASPECT provides a variety of solutions for human resources management that are targeted to mid-size companies (100 to 1,000). The Company believes that ASPECT's products help customers streamline their general ledger, and financial systems activities including human resources and payroll processes to reduce administration and operational costs, while also allowing customers to perform routine business activities more efficiently and access needed information quickly and easily.

      ASPECT is a Microsoft Certified Partner. One of ASPECT's major software packages is Microsoft's Navision an ERP financial management software package to assist with day-to-day general ledger and financial information functions in the mid-size company. The various modules of this program allow users to track and analyze user-defined data related all aspects of their company. Types of analysis that can be performed using the human resources modules include generating organizational charts, analyzing gaps in staffing, and comparing the qualifications required for a position against the qualifications of employees and applicants.

      ASPECT also provides Communication Tracking modules for its customers, including ASPECT's intranet products and Microsoft Navision software. These modules allow users to electronically manage documents that are created or stored for employees and applicants. Users can also create communication templates for commonly used documents. These modules allow the stored documents to be integrated with the mail merge function of Microsoft Word using the fields of data stored for each employee and applicant in the Microsoft Navision database.

      ASPECT also offers a companywide intranet to its clients. An intranet is a website that is only accessible to certain individuals (in this case employees of a company). A company intranet provides a central location for storing documents, facilitating employee communication and distributing company news. The Company believes ASPECT's intranet product can increase administrative efficiency and reduce operating costs for ASPECT customers by reducing dependence on paper communications with employees such as handbooks, forms and standard memos.

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

      Software products are licensed to ASPECT's customers, at a price which varies based on the services chosen by each customer, and ASPECT provides implementation support and ongoing product and customer support services. ASPECT's products are designed to be user-friendly by using familiar Microsoft-based techniques and functions.

      In addition to the products described above, ASPECT offers its customers custom programming support and maintenance support for their Microsoft Navision software modules. ASPECT's customers can rely on ASPECT to provide custom programming as needed throughout the year. These services are priced on a fee for service basis. ASPECT also offers Microsoft Navision version update support which may include custom programming and system configuration and testing.

      One of ASPECT's key services is that it provides third party payroll processing services. In competing with both larger and smaller payroll processing companies ASPECT has positioned itself in the market by offering flexible and custom services and applications to its clients.

      ASPECT also provides time and attendance systems from its Biolynx product line which include an internet-based, biometric time and attendance product using fingerprints to verify employee identity.

      ASPECT markets its products through a direct sales force, in conjunction with the sales teams of various other companies with complementary products. ASPECT also plans to market its payroll and human resources software and services through independent sales representatives. This channel has only recently been addressed, and has not resulted in revenue as of the date of this filing.

      The market for ASPECT's products is highly competitive. Its products compete primarily on the basis of technology, delivered functionality and price. ASPECT's products are very similar to products offered by competitors. ASPECT's major competitors include Checkpoint HR, Ultimate Software, ADP and Administaff, and ASPECT also faces competition from the internal payroll and human resources departments of potential customers which use custom software. ASPECT targets companies with fewer than 1,000 employees, while some of its competitors target larger companies as customers. Many of ASPECT's competitors or potential competitors have significantly greater financial, technical and marketing resources than ASPECT. However, ASPECT with its smaller and more focused workforce is able to respond quickly to customer requests and market trends.

      ASPECT has 10 full-time employees. It is not subject to any significant government regulation of its business.

ITEM 2. PROPERTIES

      The Company shares offices with its principal subsidiary, ASPECT Business Solutions, Inc., located at 7550 IH-10-West - 14th Floor, San Antonio, Texas 78229. This rental space is approximately 16,000 square feet, the monthly rent is $22,801 and the lease on this space expires on October 30, 2009. ASPECT is the primary obligor on the lease. The Company is not affiliated with this lessor. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      In July of 2004, ARCOA, LLC, a Texas limited liability company, together with a related individual, filed three actions in the Judicial District Court of Harris County, Texas against Systems Management Solutions, Inc. and certain related companies and individuals, claiming damages in connection with certain loans made and services performed on behalf of YCO Holdings, Inc., a subsidiary of the Company. These lawsuits were dismissed in October, 2004 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to ARCOA and the related individual in the amount of $240,000. The payment schedule calls for weekly payments to be made, and the final payment will be made by the end of April 2005.

On February 3, 2005, Financial Insurance Company of America, Inc., and its parent, Permian Basin Holdings, Inc., filed suit against a company related to the principal shareholder of the Company and also named several individuals and the Company as defendants. This suit was filed in the Judicial District Court of Dallas County and did not specify the amount of damages claimed or the relative responsibility for the alleged actions upon which the suit is based. Management believes that the action against the Company is without merit and will be adjudicated in favor of Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 17, 2004, the 2004 Annual Meeting of Shareholders was held and the shareholders approved several items detailed in the Proxy Statement previously filed with the Commission. The shareholders voted to (i) adopt the 2004 Incentive Stock Plan; (ii) elect one Director to the Company's Board of Directors to serve as a Class I director to hold office for a term of three (3) years, or until his successor is duly elected and qualified and (iii) ratify the appointment of Malone & Bailey, P.L.L.C. as the independent accountants of the Company for the fiscal year ending June 30, 2003, June 30, 2004 and December 31, 2004. At the 2004 Annual Meeting of Shareholders, Steven L. Goldberg was elected to serve as a Class I director of the Company for three years. Subsequently, on February 8, 2005, Mr. Goldberg resigned his position.

      The votes cast for and against each of the above-described three proposals are listed on the table below.

--------------------------------------------------------------------------------
            Proposal                           Votes For           Votes Against
--------------------------------------------------------------------------------
Incentive Stock Plan                           9,915,793               18,669
--------------------------------------------------------------------------------
Election of the Nominated Director             9,932,865                1,597
--------------------------------------------------------------------------------
Ratification of Appointment of Auditor         9,932,865                1,597
--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Number of Shareholders

      The Company's authorized capitalization consists of 100,000,000 shares of $0.0001 par value common stock, 5,000,000 shares of $0.0001 par value preferred stock, and 60,000 shares of $100.00 par value Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). As of the date of this report, there are 15,236,355 outstanding shares of common stock issued and outstanding held of record by approximately 549 beneficial shareholders, no preferred stock issued and outstanding and 55,270 shares of Series A Preferred Stock issued and outstanding held of record by 1 shareholder.

      The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over The Counter Bulletin Board ("OTCBB") under the symbol "SSMG" and was previously traded under the symbols "SUHO" and "SMSN". There is limited trading activity in the stock of the company. The Company began trading on the OTCBB on the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002 and was traded for a short time in 2004 on the "Pink Sheets".

      The following table sets forth, for the periods indicated, the bid price range for the company's common stock:

      --------------------------------------------------------------------------
                      Quarter Ended              High              Low
      --------------------------------------------------------------------------

      --------------------------------------------------------------------------
      June 30, 2003                              $1.20            $1.20
      --------------------------------------------------------------------------
      September 30, 2003                         $1.35            $1.05
      --------------------------------------------------------------------------
      December 31, 2003                          $0.45            $0.45
      --------------------------------------------------------------------------
      March 31, 2004                             $0.65            $0.65
      --------------------------------------------------------------------------
      June 30, 2004                              $0.20            $0.20
      --------------------------------------------------------------------------
      September 30, 2004                         $1.35            $0.90
      --------------------------------------------------------------------------
      December 31, 2004                          $1.10            $1.10
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

      The operations of one of our subsidiaries, YCO Holdings, Inc., and its subsidiaries, were discontinued on October 8, 2003. Subsequently, on March 29, 2004, YCO Holdings, Inc. filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The business of YCO Holdings, Inc. had generated only minimal revenue at the time that operations were discontinued and losses were continuing to mount. After reviewing the debts and assets of the company, it was determined that the only possible way to deal with the subsidiary's creditors would be under the supervision of the United States Bankruptcy Court. In the bankruptcy filing, YCO Holdings, Inc. reported assets of $12,087.00 and liabilities of $4,808,275.44. On April 30, 2004, the United States Trustee held the first meeting of creditors pursuant to the provisions of Section 341 of the United States Bankruptcy Code. After hearing testimony from the Company and interested creditors, the Trustee determined that the case was a "no asset" case and recommended that it be closed).

      ASPECT continued to experience operating losses during the period covered by this report. As previously reported, ASPECT has expanded its product and service offerings, which previously were focused on its biometric time and attendance product. ASPECT now provides custom programming, support and Microsoft systems products to its customers. During 2004 ASPECT became a Microsoft Certified Partner which enabled it to remarket a specific line of software developed by Microsoft Corporation. Adding these products and solutions to the company's offerings has resulted in a new growth to the company revenue. The majority of the revenue generated during the time period covered by this filing has been generated from Microsoft solutions and custom programming.

      The Company experienced a loss from discontinued operations of $637,059 during the twelve months ended June 30, 2004, which was due to the discontinuation of the operations of YCO Holdings, Inc. in October of 2003.

      SMS incurred a net loss of $1,306,416 for the six months ended December 31, 2004, and had a working capital deficit of $2,532,882 as of December 31, 2004. These conditions create an uncertainty as to SMS's ability to continue as a going concern. The Company has seen improvement in the operating results of ASPECT during the past six months. The Company continues to aggressively pursue other acquisition targets which would contribute positively to the company's profitability and cash flow. The company at the time of the filing has been aggressively pursuing a corporate acquisition designed to improve the future cash flow of the company. The Company believes that through acquisition it can grow and attain positive cash flow in the near term. However, the Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available. The Company will not be able to continue operations without them. The company does not plan on significant changes in the number of employees in the near future. Neither does the company plan on a purchase or sale of plant or significant equipment. However, it remains a central focus of the company to pursue acquisition targets that will enhance the ability of the company to satisfy its cash requirements.

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

      Going Concern

      The Company's ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred in 2004 and 2003 and The Company's negative working capital. The Company continues to experience net operating losses. The Company's ability to continue as a going concern is subject to The Company's ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of The Company's securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

      Additional Financing

      The Company needs additional financing to continue its operations. Although The Company has been actively searching for available capital, it do not have any current arrangements for additional outside sources of financing and it cannot provide any assurance that such financing will be available.

      Limited Trading Market

      Currently only a very limited trading market exists for SMS common stock. The Company's common stock trades on the OTCBB under the symbol "SSMG." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in The Company's stock or other person that buys or sells The Company's stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for The Company's stock will be sustained. There is no assurance that The Company's shares will have any greater liquidity than shares that do not trade on a public market.

      Penny Stock Regulation

      The Company's common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than

$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since The Company's common stock is deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes or disagreements with the accountants regarding accounting and financial disclosures.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      On July 14, 2004, the Board of Directors of the Company voted to increase the number of directors from three to five. At that meeting, Jim Karlak was elected to serve as a Class III director and Jesse L. Whittenton was elected to serve as a Class II Director. Also, Jim Karlak, who serves as President of the Company's subsidiary, ASPECT Business Solutions, Inc., was elected to serve as President and Chief Executive Officer of the Company. Mr. Phillips continued to serve as Chairman of the Board of Directors until the annual meeting of Shareholders on December 17, 2004.

..

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

----------------------------------------------------------------------------------------------------------
             Name              Age                               Position and Term
----------------------------------------------------------------------------------------------------------
Charles T. Phillips            62     Chairman ( October 2003 through December 17,2004), Former Chief Executive
                                            Officer&President - October 2003 through December 17, 2004
----------------------------------------------------------------------------------------------------------
Sandra L. Livney               49     Secretary, Treasurer &Chief Financial Officer -
                                      October 2003 through September 2004
----------------------------------------------------------------------------------------------------------
Clifford A. Hagler             52     Director - Since May 2003
----------------------------------------------------------------------------------------------------------
Bruce C. Culver                51     Director - Since May 2002
----------------------------------------------------------------------------------------------------------
Jim Karlak                     52     President, Chief Executive Officer and Director - Since July 2004
                                            Chairman since December 17, 2004.
----------------------------------------------------------------------------------------------------------
Jesse L. Whittenton            50     Director - Since July 2004
----------------------------------------------------------------------------------------------------------
Steve Goldberg                 51     Director - December 17, 2004 through February 8, 2004
----------------------------------------------------------------------------------------------------------
Morris Kunofsky                53     Chief Financial Officer - Since October, 2004
----------------------------------------------------------------------------------------------------------
Jenelle Stehle                 40     Secretary and Treasurer - Since October, 2004
----------------------------------------------------------------------------------------------------------

      Charles T. Phillips has served as Chairman of the Board from October 18, 2003 until December 17, 2004. From October 2003 until July 2004 he also served as President and Chief Executive Officer of the Company. Mr. Phillips is an attorney and was admitted to membership in the State Bar of Texas in May 1966. He attended the University of Texas at Austin, graduating in January 1966. Mr. Phillips has been actively engaged in the practice of law since graduation, but has also been an investor in real estate and several businesses in Houston, Texas during that time. He served in the United States Air Force Reserve, as a member of the 147th Fighter Group, Texas Air National Guard, where he achieved the rank of Captain in the Judge Advocate General's Department. He has served on the boards of numerous private companies and has been an active supporter of the Boy Scouts of America for over thirty years, currently serving on the Board of Directors of the Sam Houston Area Council, BSA.

      Sandra L. Livney joined Systems Management Solutions, Inc. as its Controller in June 2003 and has served as Secretary, Treasurer and Chief Financial Officer from October 18, 2003 until September 30,2004. Ms. Livney graduated from the University of South Florida with a B.A. in Accounting. She became a Certified Public Accountant by the State of Texas in 1981. Ms. Livney worked for Mobil Oil Corporation for over 15 years, principally as an energy trader in their deregulated natural gas trading division. She also worked for Arthur Andersen, LLP as an Experienced Manager in their Energy Trading & Marketing Division. Ms. Livney has worked in the private sector holding various business and accounting related management positions.

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

Steven L. Goldberg is President of Employment Management Services, LLC, a Dallas, Texas based consultant to Financial Insurance Company of America. He was born on August 8, 1953, in Queens, New York. Mr. Goldberg graduated from Drexel University in Philidelphia, Pennsylvania in May, 1976, with a Bachelor of Science degree in Mathematics. Mr. Goldberg has 26 years experience in various management roles in the insurance industry, including Executive Vice President of General Insurance Managers in Dallas, Texas and assistant Vice President of Domestic Brokerage for AIG.

Morris Kunofsky most recent experience was with Computer Business Solutions, Inc., a Microsoft Certified systems reseller and computer consulting company. Mr. Kunofsky was the Director of Consulting. As Director of consulting he has received Microsoft Navision Certifications in Distribution, Implementation, Programming, HR, Payroll and was a Product Specialist in Navision.

Mr. Kunofsky was President and founder of Kay Sign Company, a billboard sign rental company in the Dallas, Texas area. Previously he was employed at Deloitte Touche a world wide audit company as Audit Manager.

Mr. Kunofsky received his CPA certificate in 1980 and is a graduate of the University of North Texas where he received a Bachelor's of Business Administration in 1978.

Jenelle Stehle has over 15 years of Accounting, Finance, Payroll, Human Resource and Management experience, in both publicly traded and privately held organizations. Prior to her employment with SMS and ASPECT, Ms. Stehle filled the Controller's position for a $30m distribution company with domestic and international customers, manufactures in China and office locations in the US., Puerto Rico, Hong Kong and China. During her tenure, the company opened multiple locations, doubled revenue in three years and gained over 75 customers in Canada.

Previously, Ms. Stehle was employed and held key management/finance positions in two of the largest real estate investment trusts in the United States, Archstone (formerly Security Capital) and Equity Residential-Southwest Region.

Ms. Stehle is a graduate of the University of Texas at Austin, where she received a Bachelor's of Business Administration in Accounting in 1988. She received her CPA certificate in 1998. She has received Microsoft Certification in the Navasion Financial Series.

Board Committees, Meetings and Compensation

      The Company's business affairs are managed by the Board. During the period from June 30, 2004 through December 31, 2004, the Board of Directors held 5 meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors. None of the Directors currently receive any compensation for their service on the Board. The Company does not currently have any standing committees; however, the Board anticipates designating an Executive Committee, a Compensation Committee and an Audit Committee in the next fiscal year. As of the date of this filing, the entire Board fulfills the functions of the Audit Committee. The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders. Currently, the entire Board participates in the consideration of director nominees. The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees. To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy. The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B. Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change. Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings. Three directors attended the 2003 annual meeting of stockholders.
Four directors attended the 2004 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during the year ended December 31, 2004, all Reporting Persons complied with all applicable filing requirements except as follows: Charles Phillips - one Form 3; Bruce Culver - one Form 3; Cliff Hagler - one Form 3; United Managers Group, Inc. - one Form 3 and four Form 4s; John D. Walker II - one Form 3; Sandra Livney - one Form 3; Douglas Dickey - one Form 3; Jimmy Pyle
- one Form 3. Mr. Phillips, Mr. Culver, Mr. Hagler, Mr. Walker and United Managers Group, Inc. have filed their delinquent Forms 3.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2004, December 31,2003, and December 31, 2002. No other employee of the Company received more than $100,000 in compensation during any of the fiscal years listed above. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation            Long Term Compensation
                                                                 -----------------------------------
                                                                         Awards              Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                 Restricted    Securities
    Name and Principal          Six Months                         Stock      Underlying      LTIP       All Other
         Position             Year       Salary        Bonus       Awards       Options/     Payouts    Compensation
                               End         ($)          ($)          ($)          SARs         ($)           ($)
                                                                                  (#)
---------------------------------------------------------------------------------------------------------------------
Charles T. Phillips         12/31/04        0            0            0            0            0       270,000 (2)
Former Chairman, Former    -----------------------------------------------------------------------------------------
Chief Executive Officer &   12/31/03        0            0            0            0            0        69,300
President (1)               -----------------------------------------------------------------------------------------
                            12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
James Karlak                12/31/04        0            0            0            0            0            0
Current Chief Executive     -----------------------------------------------------------------------------------------
Officer &President, and     12/31/03        0            0            0            0            0            0
Current Chief Executive     -----------------------------------------------------------------------------------------
Officer of ASPECT (3)       12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Morris Kunofsky             12/31/04        0            0            0            0            0            0
Current Chief Financial     -----------------------------------------------------------------------------------------
Officer and                 12/31/03        0            0            0            0            0            0
Current Chief Financial     -----------------------------------------------------------------------------------------
Officer of ASPECT (4)       12/31/02        0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Jenelle Stehle              12/31/04        0            0            0            0            0            0
Current Secretary           -----------------------------------------------------------------------------------------
And Treasurer (5)           12/31/03        0            0            0            0            0            0
                             -----------------------------------------------------------------------------------------
                            12/31/02        0            0            0            0            0            0
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

(3) Mr. Karlak became CEO and President of the Company in July 2004. He has served as CEO of ASPECT since February, 2004.

(4) Mr. Kunofsky became CFO of the Company in October 2004. He has served as CFO of ASPCET since March, 2004.

(5) Ms. Stehle became Secretary and Treasurer in October 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There were 15,236,355 common shares outstanding as of December 31, 2004. The following tabulates holdings of shares of SMS by each person who, subject to the above, as of December 31,2004, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of SMS individually and as a group.
Except as indicated by footnotes to the following table, to the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.

---------------------------------------------------------------------------------------------------------------------
                                         Name &Address                  Amount of Shares Owned       Percentage
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
                          c/o Charles T. Phillips, P.C.
                          3027 Marina Bay Drive, Suite 105
                          League City, TX 77573
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Bruce Culver (4)                                      500,000                 3.28%
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Cliff Hagler (4)                                      100,000                 0.66%
---------------------------------------------------------------------------------------------------------------------
      Common Stock        James Karlak (4)                                         0                     n/a
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Morris Kunofsky (4)                                      0                     n/a
---------------------------------------------------------------------------------------------------------------------
      Common Stock        Jenelle Stehle (4)                                       0                     n/a
---------------------------------------------------------------------------------------------------------------------

      Common Stock        All directors and executive officers as a            1,100,000                 7.2%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      United Managers Group, Inc., the major shareholder of the Company, continued to fund substantial sums to the Company during the fiscal year ending June 30, 2004 pursuant to the terms of a promissory note in the original principal sum of up to $2,000,000. In February 2004, United Managers Group, Inc. agreed to convert $2,719,100 due at that time under this note into 27,191 shares of Series A Preferred Stock, and to continue to make advances under the note. On June 3, 2004, the Company and United Managers Group, Inc. agreed to extend the maturity date of the note to April 15, 2005. The note bears interest at ten percent and is unsecured. As of December 31, 2004, the balance owed was $501,750.

      Certain stockholders of the Company advance money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. As of December 31, 2004, the balance owed was $1,709,272.

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

      (b) Reports on Form 8-K:

      On February 8, 2004 the Company filed a Current Report on Form 8-K to change the fiscal year end from June 30 to December 31.

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

Dated: April 14, 2005

                             SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                                a Nevada corporation


                             By:    /s/ James Karlak
                                 -----------------------------------------------
                             James Karlak, President and Chief Executive Officer


                             By:    /s/ Morris Kunofsky
                                 -----------------------------------------------
                             Morris Kunofsky, Chief Financial Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Signature                                     Title                               Date
           ---------                                     -----                               ----
       /s/ James Karlak                 Chief Executive Officer, President and         April 14, 2005
---------------------------------       Director
James Karlak

       /s/ James Karlak                 Chairman and Director                          April 14, 2005
---------------------------------
James Karlak

       /s/ Clifford Hagler              Director                                       April 14, 2005
---------------------------------
Clifford Hagler

       /s/ Bruce Culver                 Director                                       April 14, 2005
---------------------------------
Bruce Culver

       /s/ Jesse Whittenton             Director                                       April 14, 2005
---------------------------------
Jesse Whittenton

                                  EXHIBIT INDEX

Exhibit No.       Description


31.1(1)           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                  Officer

31.2(1)           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                  Officer

32.1(1)           Section 1350 Certification of CEO

32.2(1)           Section 1350 Certification of CFO


(1) Filed herewith.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Systems Management Solutions, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Systems Management Solutions, Inc. ("SMS") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months ended December 31, 2004, year ended June 30, 2004 and six months ended June 30, 2003. These financial statements are the responsibility of SMS's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMS as of December 31, 2004 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 28, 2005

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   Supreme Holdings, Inc.
   Houston, Texas

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Supreme Holdings, Inc. ("SUHO") (now Systems Management Solutions, Inc.) for the year ended December 31, 2002. These financial statements are the responsibility of SUHO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of SUHO's operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.


Clyde Bailey
Certified Public Accountant
March 15, 2003

San Antonio, Texas

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

         ASSETS

Current Assets
  Cash                                                             $      5,147
  Accounts Receivable from Related Party                                 57,327
  Prepaids                                                               14,745
  Accounts Receivable                                                     1,036

                                                                   ------------
         Total current assets                                            78,255

Fixed Assets
   Property, plant & equipment, net of
     accumulated depreciation of $394,858                                58,350
                                                                   ------------
         TOTAL ASSETS                                              $    136,605
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Notes payable - related party                                    $  2,211,022
  Accrued interest & expenses                                           326,816
  Accounts payable                                                       68,299
  Account payable to related party                                        5,000
                                                                   ------------
         Total Current Liabilities                                    2,611,137
                                                                   ------------
Commitments and Contingencies                                                --

Stockholders' Deficit
  Preferred stock, $.0001 par value, 5,000,000
         shares authorized
    Series A Cumulative Convertible Preferred Stock,
         $.0001 par value, 60,000 shares authorized,
         55,271 shares issued and outstanding                                 6
    Common stock, $.0001 par value, 100,000,000 shares
         authorized, 15,236,355 shares issued and
         outstanding                                                      1,524
  Additional paid-in capital                                         16,387,981
  Accumulated deficit                                               (18,864,044)
                                                                   ------------
         Total Stockholders' Deficit                                 (2,474,533)
                                                                   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    136,605
                                                                   ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Six Months Ended December 31, 2004, Year Ended June 30, 2004,
                         Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                                        (Restated)
                                        Six Months         Year         Six Months         Year
                                          Ended           Ended           Ended           Ended
                                       December 31,      June 30,        June 30,      December 31,
                                           2004            2004            2003            2002
                                       ------------    ------------    ------------    ------------
Revenue                                $     68,792    $     28,515    $         --    $         --

Cost of sales                                68,260         113,777              --              --
                                       ------------    ------------    ------------    ------------
   Gross Margin                                 532         (85,262)             --              --
                                       ------------    ------------    ------------    ------------
General and administrative                1,232,844       2,436,753       3,952,113              --
Impairment                                       --       5,271,967       6,281,891         300,000
                                       ------------    ------------    ------------    ------------
   Total operating expenses               1,232,844       7,708,720      10,234,004         300,000
                                       ------------    ------------    ------------    ------------
   Net Operating Loss                    (1,232,312)     (7,793,982)    (10,234,004)       (300,000)

Interest income                               2,452              --             592           7,347
Interest expense                            (76,557)       (401,940)        (28,332)       (264,012)
Sale of stock in subsidiary                      --              --              --         991,424
                                       ------------    ------------    ------------    ------------
Income (loss) from
  continuing operations                  (1,306,417)     (8,195,922)    (10,261,744)        434,759

Income (Loss) from
  discontinued operations                        --        (637,059)       (775,307)         13,531
Income from disposal of
  discontinued operations                        --       2,667,098              --              --
                                       ------------    ------------    ------------    ------------
         NET INCOME (LOSS)             $ (1,306,417)   $ (6,165,883)   $(11,037,051)   $    448,290
                                       ============    ============    ============    ============

Basic and diluted
 loss per share:
   Continuing operations               $      (0.09)   $      (0.54)   $      (0.99)   $       0.05
   Discontinued operations                       --            0.13           (0.08)             --
                                       ------------    ------------    ------------    ------------
   Total                               $      (0.09)   $      (0.41)   $      (1.07)   $       0.05
                                       ============    ============    ============    ============

Weighted average
 shares outstanding                      15,236,355      15,167,776      10,342,003       8,547,000

                See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
          Six Months Ended December 31, 2004, Year Ended June 30, 2004,
                         Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                     Series A
                                 Preferred Stock                  Preferred Stock                 Common Stock
                             Shares           Amount          Shares           Amount         Shares         Amount
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  December 31, 2001                  -      $        -                -      $        -      10,000,000     $    1,000

Common shares
  cancelled                          -               -                -               -      (1,453,648)          (145)

Issuance of
  preferred stock            1,000,000             100                -               -               -              -

Net Income                           -               -                -               -               -              -
                           -----------      ----------        ---------       ---------      ----------     ----------
Balances,
  December 31, 2002
   (Restated)                1,000,000             100                -               -       8,546,352            855

Shares issued for
  Purchase of YCO                    -               -                -               -       1,500,003            150

Common shares issued
  in exchange for
  preferred shares          (1,000,000)           (100)               -               -         590,000             59

Common shares issued
  for services                       -               -                -               -       2,500,000            250

Net Loss                             -               -                -               -               -              -
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  June 30, 2003                      -               -                -               -      13,136,355          1,314

Purchase of ASPECT                   -               -                -               -       2,000,000            200

Imputed interest                     -               -                -               -               -              -

Additional cash
  contribution by
  majority shareholder               -               -                -               -               -              -

Common shares issued
  for services                       -               -                -               -         100,000             10

Conversion of debt for
  preferred stock                    -               -           55,271               6               -              -

Net Loss                             -               -                -               -               -              -
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  June 30, 2004                      -               -           55,271               6      15,236,355          1,524

Imputed interest                     -               -                -               -               -              -

Net Loss                             -               -                -               -               -              -
                            ----------      ----------       ----------      ----------      ----------     ----------

Balances,
  December 31, 2004                  -      $        -           55,271      $        6      15,236,355     $    1,524
                            ==========      ==========       ==========      ==========      ==========    ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          Six Months Ended December 31, 2004, Year Ended June 30, 2004,
                         Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                              Stock      Additional
                          Subscription     Paid-in        Accumulated
                           Receivable      Capital          (Deficit)        Total
                         ------------    ------------    -------------   ------------
Balance,
  December 31, 2001      $         --    $      1,500    $   (802,984)   $   (800,484)

Common shares
  cancelled                        --             145              --              --

Issuance of
  preferred stock          (5,700,000)      6,299,900              --         600,000

Net Income                         --              --         448,290         448,290
                         ------------    ------------    ------------    ------------
Balances,
  December 31, 2002
   (Restated)              (5,700,000)      6,301,545        (354,694)        247,807

Shares issued for
  Purchase of YCO                  --       2,999,850              --       3,000,000

Common shares issued
  in exchange for
  preferred shares          5,700,000      (5,707,898)             --          (7,939)

Common shares issued
  for services                     --       3,749,750              --       3,750,000

Net Loss                           --              --     (11,037,051)    (11,037,051)
                         ------------    ------------    ------------    ------------
Balances,
  June 30, 2003                    --       7,343,247     (11,391,744)     (4,047,183)

Purchase of ASPECT                 --       2,399,800              --       2,400,000

Imputed interest                   --         236,651              --         236,651

Additional cash
  contribution by
  majority shareholder             --         777,473              --         777,473

Common shares issued
  for services                      _          44,990              --          45,000

Conversion of debt for
  preferred stock                  --       5,527,092              --       5,527,098

Net Loss                           --              --      (6,165,883)     (6,165,883)
                         ------------    ------------    ------------    ------------
Balances,
  June 30, 2004                    --      16,329,253     (17,557,627)     (1,226,844)

Imputed interest                   --          58,728              --          58,728

Net Loss                           --              --      (1,306,417)     (1,306,417)
                         ------------    ------------    ------------    ------------
Balances,
  December 31, 2004      $         --    $ 16,387,981    $(18,864,044)   $ (2,474,533)
                         ============    ============    ============    ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          Six Months Ended December 31, 2004, Year Ended June 30, 2004,
                         Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                                                  (Restated)
                                                   Six Months         Year         Six Months         Year
                                                     Ended           Ended           Ended           Ended
                                                  December 31,      June 30,        June 30,      December 31,
                                                      2004            2004            2003            2002
                                                  ------------    ------------    ------------    ------------
Cash Flows From Operating Activities
  Net income (loss)                               $ (1,306,417)   $ (6,165,883)   $(11,037,051)        448,290
  Net income (loss) from
   discontinued operations                                  --        (637,059)       (775,307)             --
  Gain on disposal of
   discontinued operations                                  --       2,667,098              --              --
                                                  ------------    ------------    ------------    ------------
  Net loss before
   discontinued operations                          (1,306,417)     (8,195,922)    (10,261,744)        448,290
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Impairment of goodwill                                           5,271,965       5,804,418              --
    Common stock issued for services                                    45,000       3,750,000              --
    Impairment of investment
     in ASPECT                                                              --         477,473              --
    Imputed interest                                    58,728         236,654              --              --
    Write off of offering costs                                             --          81,000              --
    Sale of stock in subsidiary                                             --              --        (991,424)
    Depreciation and amortization                       30,844          52,916              --         136,850
    Changes in:
         Other current assets                          (14,745)         16,449              --          64,986
         Accounts receivable                               101          11,170              --              --
         Accounts receivable related party             (57,327)             --              --              --
         Accounts payable                              (32,728)        (77,500)          2,284              --
         Accounts payable related party                  5,000              --              --              --
         Accrued expenses                              (55,111)        429,233          28,332              --
                                                  ------------    ------------    ------------    ------------
  Net Cash Used In
   Continuing Operations                            (1,371,655)     (2,210,035)       (118,237)       (341,298)
  Net Cash Used In
   Discontinued Operations                                  --        (600,924)       (776,572)             --
                                                  ------------    ------------    ------------    ------------
  Net Cash Used In
   Operating Activities                             (1,371,655)     (2,810,959)       (894,809)       (341,298)
                                                  ------------    ------------    ------------    ------------

Cash Flows From
 Investing Activities
  Purchase of fixed assets                             (15,967)         (9,649)             --              --
  Investment in Biolynx                                     --              --        (477,473)             --
  Investment in YCO Holdings                                --              --        (828,533)       (122,270)
                                                  ------------    ------------    ------------    ------------
  Net Cash Used In
   Continuing Operations                               (15,967)         (9,649)     (1,306,006)       (122,270)
  Net Cash Provided By
   Discontinued Operations                                  --          85,959              --              --
                                                  ------------    ------------    ------------    ------------
  Net Cash Provided by (Used In)
   Investing Activities                                (15,967)         76,310      (1,306,006)       (122,270)
                                                  ------------    ------------    ------------    ------------

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                 Six Months Ended December 31, 2004, Year Ended
                                 June 30, 2004,
                         Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

Cash Flows From Financing Activities
  Proceeds from shareholder loans        1,391,307      2,886,156      1,108,881       184,012
  Collections from the sale of
    preferred stock                             --             --        300,000       300,000
  Capital lease                                 --        (60,875)            --            --
  Payments on notes payable                     --        (68,023)            --            --
  Payments on shareholder loans
                                       -----------    -----------    -----------   -----------
  Net Cash Provided By
   Continuing Operations                 1,391,307      2,757,258      1,408,881       484,012
  Net Cash Provided By (Used In)
   Discontinued Operations -               (49,326)       797,914             --
                                       -----------    -----------    -----------   -----------
  Net Cash Provided By
   Financing Activities                  1,391,307      2,707,932      2,206,795       484,012
                                       -----------    -----------    -----------   -----------
Net change in cash                           3,685        (26,716)         5,980        20,444
Cash at beginning of period                  1,462         28,178         22,198         1,754
                                       -----------    -----------    -----------   -----------
Cash at end of period                  $     5,147    $     1,462    $    28,178   $    22,198
                                       ===========    ===========    ===========   ===========
Supplemental disclosure:
Income taxes paid                      $        --    $        --    $        --   $   138,926
Interest paid                                   --             --             --            --

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

SMS acquired 100% of BioLynx, Inc. (BioLynx) on July 1, 2003 (see Note 9). SMS is a holding company and has no separate operations. On April 27, 2004, BioLynx, Inc. changed its name to Aspect Business Solutions, Inc. (ASPECT). ASPECT has expanded its product line to include the use of its biometric admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. ASPECT recently was approved to become a Licensed Reseller of certain corporate and personnel management systems developed by Microsoft Corporation.

Change in Fiscal Year. Effective for fiscal year 2004, Supreme changed its year end to December 31 from June 30 each year. Additionally, SMS previously changed its year from December 31 to June 30. As a result of this change, The Consolidated Statements of Operations, Cash Flows, and Stockholders' Equity (Deficit) are presented for the six months ended December 31, 2004, the fiscal year ended June 30, 2004, the six month period ended June 30, 2003 and the fiscal year ended December 31, 2002. For comparative purposes only, the following table presents the condensed results of operations for the six month periods ended December 31, 2004 and 2003:

                                                                     (unaudited)
                                                      2004              2003
                                                  -----------       -----------

Revenue                                           $    68,792       $    17,225

Cost of sales                                          68,260            59,675
                                                  -----------       -----------
   Gross Margin                                           532           (42,450)
                                                  -----------       -----------
General and administrative                          1,232,844         6,474,599
                                                  -----------       -----------
   Net Operating Loss                              (1,232,312)       (6,517,049)

Interest income                                         2,452                --
Interest expense                                      (76,556)         (207,387)
Loss from discontinued operations                          --          (591,119)
                                                  -----------       -----------
         NET LOSS                                 $(1,306,416)      $(7,135,555)
                                                  ===========       ===========

Basic and diluted loss per share                  $      (.09)      $     (0.48)

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


NOTE 2 - GOING CONCERN

SMS incurred a net loss of $1,306,417 for the six months ended December 31, 2004, and has a negative working capital of $2,532,882 as of December 31, 2004. These conditions create an uncertainty as to SMS's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.


NOTE 3 - DEFERRED OFFERING COSTS

Deferred Offering Costs of $81,000 capitalized in prior years were expensed in fiscal 2003 because the contemplated offering failed to materialize.

NOTE 4 - PROPERTY & EQUIPMENT

                                                                         Depreciation
                                                                            Lives
                                                                         ------------
         Computer and other electronic equipment                           3 years           $   243,066
         Furniture, telephone equipment
                  and fixtures                                             5 years               210,142
                                                                                             -----------
                                                                                                 453,208
         Less:  accumulated depreciation                                                        (394,858)
                                                                                             -----------
                                                                                              $   58,350
                                                                                             ===========

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

On April 15, 2003, SMS signed a one-year promissory note for a line of credit up to $2,000,000. This note was later extended for an additional one-year term on April 15, 2004. The line of credit bears 10 percent interest, is payable on demand and it has no collateral. As of December 31, 2004, the balance owed was $501,750.

The majority stockholder of SMS also advances money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. As of December 31, 2004, the balance owed was $1,709,272.

Total amounts due at December 31, 2004 are $2,211,022.

During the quarter ended September 30, 2003, loans totaling $777,473 from a majority shareholder of Biolynx were reclassified as additional paid in capital. The company is not obligated to repay any portion of this debt and no additional equity was issued.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,2004 as follows:

                                                            December 31,
                                                                2004
                                                            -----------
       Deferred tax assets:
         Net operating loss carryforward                    $ 1,336,972
         Less:  valuation allowance                          (1,336,972)
                                                            -----------
       Net current deferred tax assets                      $         -
                                                            ===========

SMS has net operating loss carryforwards of $3,923,270 as of December 31, 2004 which expire through the year 2024.


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

ASPECT renewed its San Antonio office space lease for an additional five year period beginning October 1, 2004. The minimum annual lease payments are summarized as follows:
                                                                Lease
                  12 Months Ending                           Payments Due
                  ----------------                           ------------
                  December 31, 2005                          $   216,940
                  December 31, 2006                              283,566
                  December 31, 2007                              292,557
                  December 31, 2008                              303,623
                  December 31, 2009                              255,901
                                                             ------------
                                                             $ 1,352,587
                                                             ============

Litigation. During the year ended June 30, 2004, several terminated employees filed a claim that SMS owes them compensation and attorney and accounting fees totaling approximately $265,000. SMS denies all substantive allegations of the claimants.

In July of 2004, three lawsuits were brought against SMS for damages in connection with loans made and services performed for YCO Holdings, Inc. The lawsuits were settled for $240,000 with weekly payments which began in November, 2004. As of December 31, 2004, the remaining balance owed on the settlement was $127,500.

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

Prior to the acquisition, the son-in-law of the majority stockholder of SMS was the President and COO of Biolynx (now Aspect).

NOTE 10 - EQUITY

In 2002, SMS cancelled 1,453,000 shares of common stock.

In 2002, SMS issued 1,000,000 shares of preferred stock for a $6,300,000 subscription receivable. $489,000 was paid during 2002.

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

All outstanding options and warrants of Aspect were cancelled as part of the acquisition by SMS.

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

An impairment loss of $300,000 was recorded in 2002 for the investment in ASPECT.

NOTE 13 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were several errors and misstatements in the originally prepared December 31, 2002 financials. See the notes below.

A summary of the restatements are as follows:

                                                                      Previously        Increase
                                                                        Stated         (Decrease)      Restated
                                                                     -----------       -----------    -----------
Balance Sheet at December 31, 2002:
    Cash                                                             $    22,198       $        --    $    22,198
    Deferred offering costs                                               81,000                --         81,000
    Investment in subsidiary                                             533,270(1)       (411,000)       122,270
    Stock subscription receivable                                           -(2)           118,347        118,347
                                                                     -----------       -----------    -----------
       Total assets                                                  $   636,468       $  (292,653)   $   343,815
                                                                     ===========       ===========    ===========
    Note payable to stockholders                                     $    96,009       $        --    $    96,009
    Preferred stock                                                          100                --            100
    Common stock                                                             855                --            855
    Subscription receivable                                           (5,700,000)               --     (5,700,000)
    Additional paid in capital                                         6,301,545                --      6,301,545
    Accumulated deficit                                                  (62,041)         (292,653)      (354,694)
                                                                     -----------       -----------    -----------
       Total liabilities and equity                                  $   636,468       $  (292,653)   $   343,815
                                                                     ===========       ===========    ===========

For the year ended December 31, 2002:

                                                                      Previously        Increase
                                                                        Stated         (Decrease)      Restated
                                                                     -----------       -----------    -----------
Statement of Operations:
    Revenue                                                          $   890,267(3)    $  (890,267)   $        --

    Cost of services provided                                                 --                --             --
    General and administrative                                          (876,736)(3)       876,736             --
    Impairment                                                                --(1)       (300,000)      (300,000)
    Interest income                                                           --(2)          7,347          7,347
    Interest expense                                                    (264,012)               --       (264,012)
    Sale of stock in subsidiary                                          991,424                --        991,424
    Loss from discontinued
    Operations                                                                --(3)         13,531         13,531
                                                                     -----------       -----------    -----------
    Net income (loss)                                                $   740,943       $  (292,653)   $   448,290
                                                                     ===========       ===========    ===========

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

(3).  To reflect discontinued operations.

NOTE 14 - DISCONTINUED OPERATIONS

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

In July 2002, SMS transferred 100% ownership of Temecula Valley Inn, Inc. to third party.

NOTE 15 - RELATED PARTY TRANSACTIONS

The majority stockholder of SMS advances money to SMS and Aspect on an as needed basis. See note 5.

The purchase of Aspect by SMS involved related parties. Prior to the acquisition, the son-in-law of the majority stockholder of SMS was the President and COO of Biolynx (now Aspect). See note 9.