Form 10KSB/A
period 2004-06-30
Systems Management Solutions Inc
filed 2005-04-26
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

----------------------------------------------------------------------------------------------------------
             Name              Age                               Position and Term
----------------------------------------------------------------------------------------------------------
Charles T. Phillips            62     Chairman (since October 2003), Former Chief Executive Officer
                                      &President - October 2003 through July 2004
----------------------------------------------------------------------------------------------------------
Sandra L. Livney               49     Secretary, Treasurer &Chief Financial Officer -
                                      Since October 2003
----------------------------------------------------------------------------------------------------------
Clifford A. Hagler             52     Director - Since May 2003
----------------------------------------------------------------------------------------------------------
Bruce C. Culver                51     Director - Since May 2002
----------------------------------------------------------------------------------------------------------
Jim Karlak                     52     President, Chief Executive Officer and Director - Since July 2004
----------------------------------------------------------------------------------------------------------
Jesse L. Whittenton            50     Director - Since July 2004
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

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation            Long Term Compensation
                                                                 -----------------------------------
                                                                         Awards              Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                 Restricted    Securities
    Name and Principal                                              Stock      Underlying      LTIP       All Other
         Position             Year       Salary        Bonus       Awards       Options/     Payouts    Compensation
                               End         ($)          ($)          ($)          SARs         ($)           ($)
                                                                                  (#)
---------------------------------------------------------------------------------------------------------------------
Charles T. Phillips         6/30/04        0            0            0            0            0       200,000 (2)
Current Chairman, Former    -----------------------------------------------------------------------------------------
Chief Executive Officer &   6/30/03        0            0            0            0            0            0
President (1)               -----------------------------------------------------------------------------------------
                            12/31/02       0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
James Karlak                6/30/04        0            0            0            0            0            0
Current Chief Executive     -----------------------------------------------------------------------------------------
Officer &President, and     6/30/03        0            0            0            0            0            0
Current Chief Executive     -----------------------------------------------------------------------------------------
Officer of ASPECT (3)       12/31/02       0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Michael A. Gort             6/30/04        0            0            0            0            0            0
Former President &Chief     -----------------------------------------------------------------------------------------
Executive Officer (4)       6/30/03        0            0            0            0            0            0
                            -----------------------------------------------------------------------------------------
                            12/31/02       0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Thomas John Cloud, Jr.      6/30/04        0            0            0            0            0            0
Former President and        -----------------------------------------------------------------------------------------
Chief Executive Officer (5) 6/30/03      24,500         0            0            0            0            0
                            -----------------------------------------------------------------------------------------
                            12/31/02       0            0            0            0            0            0
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

Dated: October 12, 2004

                             SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                             a Nevada corporation


                              By: /s/ James Karlak
                                 -----------------------------------------------
                                 James Karlak, Chairman, President and
                                 Chief Executive Officer


                             By: /s/ Morris Kunofsky
                                 -----------------------------------------------
                                 Morris Kunofsky Chief Financial Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                     Title                               Date
           ---------                                     -----                               ----

                                        Chairman, Chief Executive Officer,
       /s/ James Karlak                 President and Director                         October 12, 2004
---------------------------------
James Karlak


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

(4) Incorporated by reference, filed with the Company's Form 10-KSB on October 12, 2004.

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

August 29, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   Supreme Holdings, Inc.
   Houston, Texas

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Supreme Holdings, Inc. ("SUHO") for the year ended December 31, 2002. These financial statements are the responsibility of SUHO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                             (Restated)
                                            2004              2003              2002
                                        ------------      ------------      ------------
Revenue                                 $     28,515      $         --      $         --

Cost of sales                                113,777                --                --
                                        ------------      ------------      ------------
   Gross Margin                                              (85,262)-                --
                                        ------------      ------------      ------------
General and administrative                 2,436,753         3,952,113                --
Impairment                                 5,271,967         6,281,891                --
                                        ------------      ------------      ------------
   Total operating expenses                7,708,720        10,234,004                --
                                        ------------      ------------      ------------
   Net Operating Loss                     (7,793,982)      (10,234,004)               --

Interest income                                   --               592             7,347
Interest expense                            (401,940)          (28,332)         (264,012)
Sale of stock in subsidiary                       --                --           991,424
                                        ------------      ------------      ------------
Income (loss) from continuing
  operations                              (8,195,922)      (10,261,744)          448,290

Loss from discontinued operations           (637,059)         (775,307)         (286,469)
Income from disposal of
  discontinued operations                  2,667,098                --                --
                                        ------------      ------------      ------------
         NET INCOME (LOSS)              $ (6,165,883)     $(11,037,051)     $    448,290
                                        ============      ============      ============

Basic and diluted loss per share        $       (.41)     $      (1.07)     $        .05

Weighted average shares outstanding       15,167,776        10,342,003         8,547,000

                See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
           Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                      Series A
                                 Preferred Stock                  Preferred Stock                 Common Stock
                             Shares           Amount           Shares          Amount         Shares          Amount
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  December 31, 2001                 --      $       --               --      $       --      10,000,000     $    1,000

Common shares
  cancelled                         --              --               --              --      (1,453,648)          (145)

Issuance of
  preferred stock            1,000,000             100               --              --              --             --

Net Income                          --              --               --              --              --             --
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  December 31, 2002
   (Restated)                1,000,000             100               --              --       8,546,352            855

Shares issued for
  Purchase of YCO                   --              --               --              --       1,500,003            150

Common shares issued
  in exchange for
  preferred shares          (1,000,000)           (100)              --              --         590,000             59

Common shares issued
  for services                      --              --               --              --       2,500,000            250

Net Loss                            --              --               --              --              --             --
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  June 30, 2003                     --              --               --              --      13,136,355          1,314

Purchase of ASPECT                  --              --               --              --       2,000,000            200

Imputed interest                    --              --               --              --              --             --

Additional cash
  contribution by
  majority shareholder              --              --               --              --              --             --

Common shares issued
  for services                      --              --               --              --         100,000             10

Conversion of debt for
  preferred stock                   --              --           55,271               6              --             --

Net Loss                            --              --               --              --              --             --
                            ----------      ----------       ----------      ----------      ----------     ----------
Balances,
  June 30, 2004                     --      $       --           55,271      $        6      15,236,355     $    1,524
                            ==========      ==========       ==========      ==========      ==========    ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                               Stock          Additional
Subscription                                  Paid in         Accumulated
                                            Receivable          Capital                (Deficit)             Total
                                          ------------        ------------           ------------         ------------
Balance,
  December 31, 2001                       $         --        $      1,500          $    (802,984)        $   (800,484)

Common shares
  cancelled                                         --                 145                     --                   --

Issuance of
  preferred stock                           (5,700,000)          6,299,900                     --              600,000

Net Income                                          --                  --                448,290              448,290
                                          ------------        ------------           ------------         ------------
Balances,
  December 31, 2002
   (Restated)                               (5,700,000)          6,301,545               (354,694)             247,807

Shares issued for
  Purchase of YCO                                   --           2,999,850                     --            3,000,000

Common shares issued
  in exchange for
  preferred shares                           5,700,000          (5,707,898)                    --               (7,939)

Common shares issued
  for services                                      --           3,749,750                     --            3,750,000

Net Loss                                            --                  --            (11,037,051)         (11,037,051)
                                          ------------        ------------           ------------         ------------
Balances,
  June 30, 2003                                     --           7,343,247            (11,391,744)          (4,047,183)

Purchase of ASPECT                                  --           2,399,800                     --            2,400,000

Imputed interest                                    --             236,651                     --              236,651

Additional cash
  contribution by
  majority shareholder                              --             777,473                     --              777,473

Common shares issued
  for services                                       _              44,990                     --               45,000

Conversion of debt for
  preferred stock                                   --           5,527,092                     --            5,527,098

Net Loss                                            --                  --             (6,165,883)          (6,165,883)
                                          ------------        ------------           ------------         ------------
Balances,
  June 30, 2004                           $         --        $ 16,329,253           $(17,557,627)        $ (1,226,844)
                                          ============        ============           ============         ============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                                 (Restated)
                                                    2004            2003            2002
                                                ------------    ------------    ------------
Cash Flows From Operating Activities
  Net income (loss)                             $ (6,165,883)   $(11,037,051)        448,290
  Net income (loss) from
   discontinued operations                          (637,059)       (775,307)             --
  Gain on disposal of discontinued operations      2,667,098              --              --
                                                ------------    ------------    ------------
  Net loss before discontinued operations         (8,195,922)    (10,261,744)             --
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Impairment of goodwill                         5,271,965       5,804,418              --
    Common stock issued for services                  45,000       3,750,000              --
    Impairment of investment in ASPECT                    --         477,473              --
        Imputed interest                             236,654              --              --
    Write off of offering costs                           --          81,000              --
    Sale of stock in subsidiary                           --              --        (991,424)
    Depreciation and amortization                     52,916              --         136,850
    Changes in:
         Other current assets                         16,449              --          64,986
         Accounts receivable                          11,170              --              --
         Accounts payable                            (77,500)          2,284              --
         Accrued expenses                            429,233          28,332              --
                                                ------------    ------------    ------------
  Net Cash Used In Continuing Operations          (2,210,035)       (118,237)       (341,298)
  Net Cash Provided By (Used In)
   Discontinued Operations                          (600,924)       (776,572)             --
                                                ------------    ------------    ------------
  Net Cash Used In Operating Activities           (2,810,959)       (894,809)       (341,298)
                                                ------------    ------------    ------------

Cash Flows From Investing Activities
  Purchase of fixed assets                            (9,649)             --              --
  Investment in Biolynx                                   --        (477,473)             --
  Investment in YCO Holdings                              --        (828,533)       (122,270)
                                                ------------    ------------    ------------
  Net Cash Used In Continuing Operations              (9,649)     (1,306,006)       (122,270)
  Net Cash Provided By
   Discontinued Operations                            85,959              --              --
                                                ------------    ------------    ------------
  Net Cash Provided by (Used In)
   Investing Activities                               76,310      (1,306,006)       (122,270)
                                                ------------    ------------    ------------


                See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

Cash Flows From Financing Activities
  Proceeds from shareholder loans               2,886,156     11,108,881       184,012
  Collections from the sale of
    preferred stock                                    --        300,000       300,000
  Capital lease                                   (60,875)            --            --
  Payments on notes payable                       (68,023)            --            --
  Payments on shareholder loans
                                              -----------    -----------   -----------
  Net Cash Used In Continuing Operations        2,757,258      1,408,881       484,012
  Net Cash Provided By (Used In)
   Discontinued Operations                        (49,326)       797,914            --
                                              -----------    -----------   -----------
  Net Cash Provided By Financing Activities     2,707,932      2,206,795       484,012
                                              -----------    -----------   -----------
Net change in cash                                (26,716)         5,980        20,444
Cash at beginning of year                          28,178         22,198         1,754
                                              -----------    -----------   -----------
Cash at end of year                           $     1,462    $    28,178   $    22,198
                                              ===========    ===========   ===========
Supplemental disclosure:
Income taxes paid                             $        --    $        --   $   138,926
Interest paid                                          --             --            --


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

Change in Fiscal Year. Effective for fiscal year 2003, Supreme changed its year end to June 30 from December 31 each year. As a result of this change, The Consolidated Statements of Operations, Cash Flows, and Stockholders' Equity (Deficit) are presented for the fiscal year ended June 30, 2004, the six month period ended June 30, 2003 and the fiscal year ended December 31, 2002. For comparative purposes only, the following table presents the condensed results of operations for the six month periods ended June 30, 2004 and 2003:

                                       (unaudited)
                                           2004                    2003
                                       ------------            ------------
Revenue                                $     11,290            $         --

Cost of sales                                54,102                      --
                                       ------------            ------------
   Gross Margin                             (42,812)                     --
                                       ------------            ------------
General and administrative                1,234,121               3,952,113
Impairment                                       --               6,281,891
                                       ------------            ------------
   Total operating expenses               1,234,121              10,234,004
                                       ------------            ------------
   Net Operating Loss                    (1,276,933)            (10,234,004)

Interest income                                  --                     592
Interest expense                           (194,553)                (28,332)
Sale of stock in subsidiary                      --                      --



                                       (unaudited)
                                           2004                     2003
                                       ------------            ------------
Income (loss) from continuing
  operations                             (1,471,486)            (10,261,744)

Loss from discontinued operations           (45,940)               (775,307)
Income from disposal of
  discontinued operations                 2,667,098                      --
                                       ------------            ------------
         NET INCOME (LOSS)             $ (1,149,672)           $(11,037,051)
                                       ============            ============

Basic and diluted loss per share       $       (.08)           $      (1.07)

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


NOTE 4 - PROPERTY & EQUIPMENT

                                                           Depreciation
                                                              Lives
                                                            -----------
      Computer and other electronic equipment 3 years       $   229,005
      Furniture, telephone equipment
               and fixtures                                     5 years          208,236
                                                                             -----------
                                                                                 437,241
      Less:  accumulated depreciation                                           (364,014)
                                                                             -----------
                                                                             $    73,227
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

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004, June 30, 2003 and December 31, 2002 are as follows:

                                              June 30,       June 30,       December 31,
                                               2004             2003             2002
                                             ---------       ---------       ---------
      Deferred tax assets:
        Net operating loss carryforward      $ 890,000       $ 600,000       $ 250,000
        Less:  valuation allowance            (890,000)       (600,000)       (250,000)
                                             ---------       ---------       ---------
      Net current deferred tax assets               --              --              --
                                             =========       =========       =========

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

ASPECT renewed its San Antonio office space lease for an additional five year period beginning October 1, 2004. The minimum annual lease payments are summarized as follows:
                                                                Lease
      12 Months Ending                                      Payments Due
      ----------------                                      ------------
      June 30, 2005                                         $    171,351
      June 30, 2006                                              280,800
      June 30, 2007                                              287,716
                                                                Lease
      12 Months Ending                                      Payments Due
      ----------------                                      ------------
      June 30, 2008                                             298,782
      June 30, 2009                                              305,698
      June 30, 2010                                              102,361
                                                            ------------
                                                            $  1,446,708
                                                            ============

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

Prior to the acquisition of Biolynx (now Aspect), the President and COO of Biolynx was the son-in-law of the majority shareholder of SMS.

NOTE 10 - EQUITY

In 2002, SMS cancelled 1,453,000 shares of common stock

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

A summary of the restatements are as follows:

                                         Previously         Increase
                                           Stated          (Decrease)         Restated
                                         -----------       -----------       -----------
Balance Sheet at December 31, 2002:
    Cash                                 $    22,198       $        --       $    22,198
    Deferred offering costs81,000                 --            81,000
    Investment in subsidiary                 533,270  (1)     (411,000)          122,270
    Stock subscription receivable                 --  (2)      118,347           118,347
                                         -----------       -----------       -----------
       Total assets                      $   636,468       $  (292,653)      $   343,815
                                         ===========       ===========       ===========
    Note payable to stockholders         $    96,009       $        --       $    96,009
    Preferred stock                              100                --               100
    Common stock                                 855                --               855
    Subscription receivable               (5,700,000)               --        (5,700,000)
    Additional paid in capital             6,301,545                --         6,301,545
    Accumulated deficit                      (62,041)         (292,653)         (354,694)
                                         -----------       -----------       -----------
       Total liabilities and equity      $   636,468       $  (292,653)      $   343,815
                                         ===========       ===========       ===========

For the year ended December 31, 2002:

                                         Previously         Increase
                                           Stated          (Decrease)         Restated
                                         -----------       -----------       -----------
      Statement of Operations:
          Revenue                        $   890,267       $        --       $   890,267

          Cost of services provided               --                --                --
          General and administrative        (876,736)               --          (876,736)
          Impairment                              --  (1)     (300,000)         (300,000)
          Interest income                         --  (2)        7,347             7,347
          Interest expense                  (264,012)               --          (264,012)
          Sale of stock in subsidiary        991,424                --           991,424
                                         -----------       -----------       -----------
          Net income (loss)              $   740,943       $  (292,653)      $   448,290)
                                         ===========       ===========       ===========
      Basic and diluted net loss
         per common share                $       .09       $      (.04)      $       .05
      Weighted average common shares
          outstanding                      8,547,000                           8,547,000

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