Form 10KSB/A
period 2004-06-30
Systems Management Solutions Inc
filed 2005-04-26
CIK 1116198

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


Clyde Bailey
Certified Public Accountant
March 15, 2003

San Antonio, Texas

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004


         ASSETS

Current Assets
  Cash                                                   $      1,462
  Accounts Receivable                                           1,138
                                                         ------------
         Total current assets                                   2,600

Fixed Assets
   Property, plant & equipment, net of
     accumulated depreciation of $364,014                      73,227
                                                         ------------
         TOTAL ASSETS                                    $     75,827
                                                         ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                       $    101,027
  Accrued interest & expenses                                 354,898
  Notes payable - related party                               819,715
  Short term portion of lease payable                          27,031
                                                         ------------
         Total Current Liabilities                          1,302,671
                                                         ------------
Commitments and Contingencies                                      --

Stockholders' Deficit
  Preferred stock, $.0001 par value, 5,000,000
         shares authorized
    Series A Cumulative Convertible Preferred Stock,
         $.0001 par value, 60,000 shares authorized,
         55,271 shares issued and outstanding                       6
    Common stock, $.0001 par value, 100,000,000 shares
         authorized, 15,236,355 shares issued and
         outstanding                                            1,524
  Additional paid-in capital                               16,329,253
  Accumulated deficit                                     (17,557,627)
                                                         ------------
         Total Stockholders' Deficit                       (1,226,844)
                                                         ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     75,827
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


                                                                             (Restated)
                                                 Year         Six Months         Year
                                                 Ended           Ended          Ended
                                               June 30,        June 30,      December 31,
                                                 2004            2003            2002
                                             ------------    ------------    ------------
Revenue                                      $     28,515    $         --    $         --

Cost of sales                                     113,777              --              --
                                             ------------    ------------    ------------
   Gross Margin                                   (85,262)             --              --
                                             ------------    ------------    ------------
General and administrative                      2,436,753       3,952,113              --
Impairment                                      5,271,967       6,281,891         300,000
                                             ------------    ------------    ------------
   Total operating expenses                     7,708,720      10,234,004         300,000
                                             ------------    ------------    ------------
   Net Operating Loss                          (7,793,982)    (10,234,004)       (300,000)

Interest income                                        --             592           7,347
Interest expense                                 (401,940)        (28,332)       (264,012)
Sale of stock in subsidiary                            --              --         991,424
                                             ------------    ------------    ------------
Income (loss) from continuing
  operations                                   (8,195,922)    (10,261,744)        434,759

Income (loss) from
  discontinued operations                        (637,059)       (775,307)         13,531
Income from disposal of
  discontinued operations                       2,667,098              --              --
                                             ------------    ------------    ------------
         NET INCOME (LOSS)                   $ (6,165,883)   $(11,037,051)   $    448,290
                                             ============    ============    ============

Basic and diluted income (loss) per share:
         Continuing operations               $      (0.54)   $      (0.99)   $       0.05
         Discontinued operations                     0.13           (0.08)             --
                                             ------------    ------------    ------------
         Total                               $      (0.41)   $      (1.07)   $       0.05

Weighted average shares outstanding            15,167,776      10,342,003       8,547,000




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


                                                                  Series A
                                Preferred Stock                Preferred Stock               Common Stock
                            Shares          Amount          Shares         Amount         Shares         Amount
                         ------------    ------------    ------------   ------------   ------------    ------------
Balances,
  December 31, 2001                --    $         --              --   $         --     10,000,000    $      1,000

Common shares
  cancelled                        --              --              --             --     (1,453,648)           (145)

Issuance of
  preferred stock           1,000,000             100              --             --             --              --

Net Income                         --              --              --             --             --              --
                         ------------    ------------    ------------   ------------   ------------    ------------
Balances,
  December 31, 2002
   (Restated)               1,000,000             100              --             --      8,546,352             855

Shares issued for
  Purchase of YCO                  --              --              --             --      1,500,003             150

Common shares issued
  in exchange for
  preferred shares         (1,000,000)           (100)             --             --        590,000              59

Common shares issued
  for services                     --              --              --             --      2,500,000             250

Net Loss                           --              --              --             --             --              --
                         ------------    ------------    ------------   ------------   ------------    ------------
Balances,
  June 30, 2003                    --              --              --             --     13,136,355           1,314

Purchase of ASPECT                 --              --              --             --      2,000,000             200

Imputed interest                   --              --              --             --             --              --

Additional cash
  contribution by
  majority shareholder             --              --              --             --             --              --

Common shares issued
  for services                     --              --              --             --        100,000              10

Conversion of debt for
  preferred stock                  --              --          55,271              6             --              --

Net Loss                           --              --              --             --             --              --
                         ------------    ------------    ------------   ------------   ------------    ------------
Balances,
  June 30, 2004                    --    $         --          55,271   $          6     15,236,355    $      1,524
                         ============    ============    ============   ============   ============    ============


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


                                 Stock        Additional
                              Subscription      Paid-in       Accumulated
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

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

                                                                                (Restated)
                                                   Year          Six Months        Year
                                                   Ended           Ended           Ended
                                                  June 30,        June 30,       December 31,
                                                    2004            2003            2002
                                                ------------    ------------    ------------
Cash Flows From Operating Activities
  Net income (loss)                             $ (6,165,883)   $(11,037,051)        448,290
  Net income (loss) from
   discontinued operations                          (637,059)       (775,307)             --
  Gain on disposal of discontinued operations      2,667,098              --              --
                                                ------------    ------------    ------------
  Net loss before discontinued operations         (8,195,922)    (10,261,744)             --
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Impairment of goodwill                         5,271,965       5,804,418              --
    Common stock issued for services                  45,000       3,750,000              --
    Impairment of investment in ASPECT                    --         477,473              --
        Imputed interest                             236,654              --              --
    Write off of offering costs                           --          81,000              --
    Sale of stock in subsidiary                           --              --        (991,424)
    Depreciation and amortization                     52,916              --         136,850
    Changes in:
         Other current assets                         16,449              --          64,986
         Accounts receivable                          11,170              --              --
         Accounts payable                            (77,500)          2,284              --
         Accrued expenses                            429,233          28,332              --
                                                ------------    ------------    ------------
  Net Cash Used In Continuing Operations          (2,210,035)       (118,237)       (341,298)
  Net Cash Used In Discontinued Operations          (600,924)       (776,572)             --
                                                ------------    ------------    ------------
  Net Cash Used In Operating Activities           (2,810,959)       (894,809)       (341,298)
                                                ------------    ------------    ------------

Cash Flows From Investing Activities
  Purchase of fixed assets                            (9,649)             --              --
  Investment in Biolynx                                   --        (477,473)             --
  Investment in YCO Holdings                              --        (828,533)       (122,270)
                                                ------------    ------------    ------------
  Net Cash Used In Continuing Operations              (9,649)     (1,306,006)       (122,270)
  Net Cash Provided By
   Discontinued Operations                            85,959              --              --
                                                ------------    ------------    ------------
  Net Cash Provided by (Used In)
   Investing Activities                               76,310      (1,306,006)       (122,270)
                                                ------------    ------------    ------------


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                        (FORMERLY SUPREME HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            Year Ended June 30, 2004, Six Months Ended June 30, 2003,
                        and Year Ended December 31, 2002

Cash Flows From Financing Activities
  Proceeds from shareholder loans                 2,886,156       1,108,881        184,012
  Collections from the sale of
    preferred stock                                      --         300,000        300,000
  Capital lease                                     (60,875)             --             --
  Payments on notes payable                         (68,023)             --             --
  Payments on shareholder loans
                                               ------------    ------------   ------------
  Net Cash Provided By Continuing Operations      2,757,258       1,408,881        484,012
  Net Cash Provided By (Used In)
   Discontinued Operations                          (49,326)        797,914             --
                                               ------------    ------------   ------------
  Net Cash Provided By Financing Activities       2,707,932       2,206,795        484,012
                                               ------------    ------------   ------------
Net change in cash                                  (26,716)          5,980         20,444
Cash at beginning of period                          28,178          22,198          1,754
                                               ------------    ------------   ------------
Cash at end of period                          $      1,462    $     28,178   $     22,198
                                               ============    ============   ============
Supplemental disclosure:
Income taxes paid                              $         --    $         --   $    138,926
Interest paid                                            --              --             --










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


NOTE 4 - PROPERTY & EQUIPMENT

                                                            Depreciation
                                                               Lives
                                                            ------------
         Computer and other electronic equipment 3 years    $   229,005
         Furniture, telephone equipment
                  and fixtures                                  5 years        208,236
                                                                            ----------
                                                                               437,241
         Less:  accumulated depreciation                       (364,014              )
                                                                            ----------
                                                                            $   73,227
                                                                            ==========

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

                                                              June 30,
                                                                2004
                                                              ---------
       Deferred tax assets:
         Net operating loss carryforward                      $ 890,000
         Less:  valuation allowance                            (890,000)
                                                              ---------
       Net current deferred tax assets                        $       -
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

ASPECT renewed its San Antonio office space lease for an additional five year period beginning October 1, 2004. The minimum annual lease payments are summarized as follows:
                                                     Lease
                  12 Months Ending                Payments Due
                  ----------------                ------------
                  June 30, 2005                     $171,351
                  June 30, 2006                       280,800
                  June 30, 2007                       287,716
                                                     Lease
                  12 Months Ending                Payments Due
                  ----------------                ------------
                  June 30, 2008                       298,782
                  June 30, 2009                        305,698
                  June 30, 2010                        102,361
                                                  ------------
                                                    $1,446,708
                                                  ============

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

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:


Assets acquired
         Accounts receivable, net      $     12,308
         Property and equipment, net        116,494
         Prepaid expenses                     4,362
         Goodwill                         5,271,965

Liabilities assumed
         Accounts payable                  (176,241)
         Lease payable                      (87,906)
         Notes payable                   (2,740,982)
                                       ------------
                                       $  2,400,000
                                       ============

Goodwill in the purchase of ASPECT represents the excess of the purchase price paid of 2,000,000 shares valued at $1.20 per share, or $2,400,000 over the fair value of the assets acquired of $133,164 net of the liabilities assumed of $3,005,129.

SMS purchased ASPECT to expand its business to include time and attendance data, web-enabled, biometric-based time and attendance solutions.

Prior to the acquisition, the son-in-law of the majority shareholder of SMS was the President and COO of Biolynx (now Aspect).


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

On March 17, 2004, SMS authorized 50,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Stock") with an aggregate face value of $5,000,000 ($100 per share face value). On April 23, 2004 SMS authorized the increase of Series A Stock to 60,000 shares with an aggregate face value of $6,000,000. Each share is convertible, at the option of the holder, into shares of Common Stock. In the event of conversion, the number of shares of Common Stock to be issued on account of each share of Series A Stock shall be determined by dividing the number of shares plus the amount of any accrued unpaid dividends thereon by $.20, the fair value of the common stock. SMS may, at its option, at any time commencing two years after the initial date of issuance of the Series A Stock, redeem all or any portion of the outstanding shares of Series A Stock. The holders of record of the Series A Stock shall be entitled to receive cumulative dividends at a rate of ten percent per annum on the face value. Dividends that have not been redeemed or converted shall be payable quarterly in arrears when and as declared by the Board. Each share of Series A Stock shall be entitled to one vote for each share of Common Stock into which the Series A Stock is convertible.

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

A summary of the restatements are as follows:


                                       Previously        Increase
                                        Stated          (Decrease)      Restated
                                      -----------       -----------    -----------
Balance Sheet at December 31, 2002:
    Cash                              $    22,198       $        --    $    22,198
    Deferred offering costs                81,000                --         81,000
    Investment in subsidiary              533,270 (1)      (411,000)       122,270
    Stock subscription receivable              -- (2)       118,347        118,347
                                      -----------       -----------    -----------
       Total assets                   $   636,468       $  (292,653)   $   343,815
                                      ===========       ===========    ===========
    Note payable to stockholders      $    96,009       $        --    $    96,009
    Preferred stock                           100                --            100
    Common stock                              855                --            855
    Subscription receivable            (5,700,000)               --     (5,700,000)
    Additional paid in capital          6,301,545                --      6,301,545
    Accumulated deficit                   (62,041)         (292,653)      (354,694)
                                      -----------       -----------    -----------
       Total liabilities and equity   $   636,468       $  (292,653)   $   343,815
                                      ===========       ===========    ===========

For the year ended December 31, 2002:

                                   Previously         Increase
                                     Stated           (Decrease)       Restated
                                  ------------       ------------    ------------
Statement of Operations:
    Revenue                       $  890,267   (3)   $   (890,267)   $         --

    Cost of services provided               --                 --              --
    General and administrative        (876,736)(3)        876,736              --
    Impairment                              -- (1)       (300,000)       (300,000)
    Interest income                         -- (2)          7,347           7,347
    Interest expense                  (264,012)                --        (264,012)
    Sale of stock in subsidiary        991,424                 --         991,424
  Loss from discontinued
   Operations                               -- (3)         13,531          13,531
                                  ------------       ------------    ------------
    Net income (loss)             $    740,943       $   (292,653)   $    448,290
                                  ============       ============    ============
Basic and diluted net loss
   per common share               $        .09       $       (.04)   $        .05
Weighted average common shares
    outstanding                      8,547,000                          8,547,000

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

In July 2002, SMS transferred 100% ownership of Temecula Valley Inn, Inc. to a third party.

NOTE 15 - RELATED PARTY TRANSACTIONS

The majority stockholder of SMS advances money to SMS and Aspect on an as needed basis. See note 5.

The purchase of Aspect by SMS involved related parties. Prior to the acquisition, the son-in-law of the majority stockholder of SMS was the president and COO of Biolynx (now Aspect). See note 9.