Form 10QSB
period 2005-03-31
Systems Management Solutions Inc
filed 2005-05-23
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

   Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

                          Commission File No. 333-45210

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

 Number of shares outstanding of each of the issuer's classes of common equity:

              Class                          Outstanding as of April 06,2005
              -----                          -----------------------------------
 Common stock, $0.0001 par value                          20,641,344

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES.....................................................................7

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)


         ASSETS

Current Assets
    Cash                                                                    $      9,345
    Accounts receivable                                                           36,605
    Prepaids                                                                       4,375
                                                                            ------------
         Total Current Assets                                                     50,325

Property and equipment, net of $409,927
   accumulated depreciation                                                       93,281
                                                                            ------------
                                                                            $    143,606
                                                                            ============
         LIABILITES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                        $    170,163
    Accrued interest                                                             186,868
    Shareholder loans                                                            570,026
    Short-term portion on lease payable                                               --
                                                                            ------------
         Total Current Liabilities                                               927,057
                                                                            ------------

         STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 5,000,000 shares authorized Series A
  Cumulative Convertible Preferred Stock, $.0001 par value, 60,000 shares authorized,
  no shares issued and outstanding                                                    --
  Series B Cumulative Convertible Preferred Stock,
  $.0001 par value, 50,000 shares authorized,
  no shares issued and outstanding                                                    --
Common stock, $.0001 par value, 100,000,000 shares
    authorized; 19,195,942 shares issued and outstanding                           1,919
Additional paid in capital                                                    19,259,250
Accumulated deficit                                                          (20,044,620)
                                                                            ------------
         Total Stockholders' Deficit                                            (783,451)
                                                                            ------------
         Total Liabilities and Stockholders' Deficit                        $    143,606
                                                                            ============

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)



                                        2005            2004
                                    ------------    ------------

Revenue                             $     52,269    $      7,542

Cost of sales                             50,340          29,312
                                    ------------    ------------
         Gross margin                      1,929         (21,770)
                                    ------------    ------------
General and administrative               617,344         519,382
Impairment                                    --              --
                                    ------------    ------------
         Total operating expenses        617,344         519,382
                                    ------------    ------------
         Net Operating Loss             (615,415)       (541,152)

Interest expense                         (54,862)       (143,537)
                                    ------------    ------------
Loss from continuing operations         (670,277)       (684,689)

Loss from discontinued operations             --         (45,939)
                                    ------------    ------------
         NET LOSS                   $   (670,277)   $   (730,628)
                                    ============    ============

Basic and diluted loss
         per share                  $       (.09)   $       (.12)

Weighted average shares
         outstanding                   7,566,609       6,054,542

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                             STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)

                                                                                    2005            2004
                                                                                ------------    ------------
Cash Flows From Operating Activities
  Net income (loss)                                                             $   (670,277)   $   (730,628)
  Net income (loss) from discontinued
    Operations                                                                            --         (45,939)
                                                                                ------------    ------------
  Net loss before discontinued operations                                           (670,277)       (684,689)

  Adjustments to reconcile net loss to net cash used in operating activities:
         Imputed Interest                                                             41,054          78,606
         Depreciation                                                                 15,069           8,493

    Changes in:
         Accounts receivable                                                         (35,569)          3,667
         Accounts receivable from related parties                                    (17,905)             --
         Other Current assets                                                         10,370          12,755
         Accounts payable                                                            101,864         (16,951)
         Accounts payable to related parties                                          (5,000)             --
         Accrued expenses                                                            (40,666)        109,740
                                                                                ------------    ------------

  Net Cash Used In Continuing Operations                                            (601,060)       (488,379)
  Net Cash Used In Discontinued Operations                                                --         (51,244)
                                                                                ------------    ------------
  Net Cash Used In Operating Activities                                             (601,060)       (539,623)
                                                                                ------------    ------------


Cash Flows From Investing Activities
  Purchase of fixed assets                                                           (50,000)             --
                                                                                ------------    ------------

  Net Cash Used In Continuing Operations                                             (50,000)             --
  Net Cash Provided By Discontinued
      Operations                                                                          --              --
                                                                                ------------    ------------
  Net Cash Provided By (Used In) Investing
      Activities                                                                     (50,000)             --

                                                                                ------------    ------------

Cash Flows From Financing Activities
  Proceeds from shareholder loans                                                    645,258         511,270
  Contributions from related parties                                                  10,000              --
  Payments on notes payables                                                              --         (30,000)
  Payments on capital lease payable                                                       --         (15,391)
                                                                                ------------    ------------

  Net Cash Provided By Continuing Operations                                         655,258         465,879

  Net Cash Provided By Discontinued
      Operations                                                                          --          69,000
                                                                                ------------    ------------
  Net Cash Provided by Financing Activities                                          655,258         534,879
                                                                                ------------    ------------


Net change in cash                                                                     4,198          (4,744)
Cash at beginning of period                                                            5,147          16,693
                                                                                ------------    ------------
Cash at end of period                                                           $      9,345    $     11,949
                                                                                ============    ============

Supplemental disclosure:
Income Taxes Paid                                                               $         --    $         --
Interest Paid                                                                             --              --

Non-cash operating and financing activities
Common Stock issued for conversion of note payable
         and accrued interest to equity                                            2,310,304              --
Preferred stock dividend                                                             510,300              --
Offset of Related Party Receivable with Note Payable
         Due to Shareholder                                                           75,232              --

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.


NOTE 2 - EQUITY

On March 18, 2005, SMS authorized 50,000 shares of Series B Convertible Preferred Stock. The stock has a face value of $100, maintains voting rights on a fully diluted basis, and is convertible into common stock at $0.90 per share.

On March 21, 2005, the company issued 23,103 shares of Series B Convertible Preferred Stock for $2,310,304 of debt.

On March 21, 2005, a majority shareholder converted all of the outstanding Series A and Series B Cumulative Convertible Preferred Stock into 13,101,400 shares of the Company's common stock.

On March 21, 2005, the Board authorized a 1:2.5 reverse split of the company's common stock. All references to common stock in these financials reflect the effect of the reverse split.


NOTE 3 - SUBSEQUENT EVENT

On April 6, 2005, the Company acquired all of the outstanding stock of SMS Envirofuels, Inc., a Texas corporation, in exchange for 1,444,444 shares of its common stock.


ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

      The Company acquired on April 6, 2005 all of the outstanding stock of SMS Envirofuels, Inc. ("SMS"), a Texas corporation, in exchange for 1,444,444 shares of its $0.0001 par value common stock. SMS has developed a plant to produce bio-diesel (a biodegradable alternative fuel) from soybean oil. The SMS plant has the capacity to produce up to 3,000,000 gallons of bio-diesel per year. This alternative fuel will generally be blended with petro-diesel in the ratio of 5% bio-diesel or 20% bio-diesel to produce B5 or B20 for use in diesel fueled vehicles and machines. SMS has established buyers for its production and has been making deliveries for about three months. The Company will operate the bio-diesel plant through SMS Envirofuels, Inc. its wholly owned subsidiary as a part of its Environmental Solutions Division. This division will be a compliment to the Company's Business Solutions Division, which includes its wholly owned subsidiary, Aspect Business Systems, Inc.

      At a Board of Directors meeting on March 18, 2005 it was RESOLVED, that out of the Corporation's 5,000,000 shares of preferred stock, par value $0.0001 per share ("Preferred Stock"), there shall be a series of Preferred Stock designated and known as "Series B Cumulative Convertible Preferred Stock" consisting of 50,000 shares ("Series B Stock") with an aggregate face value of $5,000,000 ($100.00 per share")' which such shares shall be subject to the same relative rights, preferences, voting powers, qualifications and privileges as previously established by this Board for the Company's Series A Cumulative convertible Preferred Stock, but the conversion price therefore shall be $0.90 per share (being the same as the most recent price at which the common stock of the Company was quoted on the NASDAQ:BB).

      It was also RESOLVED at the March 18, 2005 Board of Directors Meeting that the officers of the Company be, and they hereby are, authorized to do such acts and execute such documents as may be necessary to implement the issuance of the number of shares of Series B Stock as are necessary to exchange the $2,211,022.00 of the debt of the Company owed to United Managers Group, Inc. at December 31, 2004, together with the interest thereon in the amount of $99,282.21, the same being 23,103 shares.


      The Chairman advised the Board at a Special Meeting of the Board of Directors of Systems Management Solutions, Inc. held on Tuesday, March 22, 2005 that United Managers Group, Inc. had elected to exchange all of its Series A and Series B Cumulative Convertible Preferred Stock into shares of the Company's $0.0001 par value common stock in accordance with the provisions of the Certificate of Designation of Rights and Preferences for each such Series and that such conversion would result in the issuance of a total of 32,753,500 new shares, bringing the total number of shares of the Company to 47,989,855.

      The Chairman then suggested to the Board that this number of shares would result in a substantial reduction in the per share price of the Company and would tend to make it difficult to maintain a reasonable value for the Company. He therefore recommended to the Board consider a reverse split of the common stock of the Company by an exchange of one (1) new share for each two and one half (2.5) existing shares. This will revise the total number of shares outstanding to 19,195,942. After discussion and upon motion duly made and seconded, it was voted on and approved.


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


      Jim Karlak and Reagan Hicks each made a $5,000 contribution to the company on March 24, 2005.


      SMS incurred a net loss of $670,277 for the three months ended March 31, 2005, and had a working capital deficit of $876,732 as of March 31, 2005. These conditions create an uncertainty as to The Company's ability to continue as a going concern. The Company has seen improvement in the operating results of ASPECT during the past six months. The Company continues to aggressively pursue other acquisition targets which would contribute positively to the company's profitability and cash flow. The company at the time of the filing has been aggressively pursuing a corporate acquisition designed to improve the future cash flow of the company. The Company believes that through acquisition it can grow and attain positive cash flow in the near term. However, the Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available. The Company will not be able to continue operations without them. The Company does not plan on significant changes in the number of employees in the near future. Neither does the Company plan on a purchase or sale of plant or significant equipment. However, it remains a central focus of the Company to pursue acquisition targets that will enhance the ability of the Company to satisfy its cash requirements.





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

      (b)   Reports on Form 8-K:

            On August 20, 2004, the Company filed a Current Report on Form 8-K announcing the change of the Company's name to Systems Management Solutions, Inc.

      (C) On February 8, 2005, the Board of Directors of the Company voted to change its fiscal year end from June 30 to December 31. The Company last changed its fiscal year to correspond to the fiscal year of a subsidiary that has since discontinued operations. Because the quarter ended December 31, 2004, coincides with the end of the Company's new fiscal year, the Company will not file Form 10-QSB for the second quarter, but will instead file Form 10-KSB for the transition period ended December 31, 2004. the Form 10-KSB will include audited financial statements for the transition period and is required to be filed no later than the ninetieth day following the determination to change the Company's fiscal year end, or May 9, 2005.

      (d) On March 22, 2005, the Board of Directors of the Company voted to reduce the number of shares outstanding of the Company's $0.0001 par value common stock by reverse split to exchange one (1) new share for each two and one half (2 1/2) old shares. Any fractional shares created by this reverse split shall be truncated to the nearest whole share and no cash will be paid for any such fractional share.

      (e) On April 6, 2005, the Registrant established a wholly owned subsidiary named SMSN Merger Sub, Inc., a Texas corporation which such corporation then entered into an Agreement and Plan of Merger between itself , SMS Envirofuels, Inc., a Texas corporation, and the Registrant. Under the terms of such Plan of Merger, SMS Envirofuels, Inc. will be merged into SMSN Merger Sub, Inc., the name of SMSN Merger Sub, Inc. will be changed to SMS Envirofuels, Inc., the shares of SMS Envirofuels, Inc. will be exchanged for 1,444,444 shares of the $0.0001 common stock of Registrant. SMS Envirofuels, Inc. has developed a plant to produce bio-diesel from soybean oil and has recently begun marketing such bio-diesel to distributors and retailers. The Registrant plans to continue this business with the operating assets of SMS Envirofuels, Inc. and to expand the production and marketing of the bio-diesel product.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2005

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