Form 10QSB
period 2005-06-30
Systems Management Solutions Inc
filed 2005-08-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

                          Commission File No. 333-45210

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

 Number of shares outstanding of each of the issuer's classes of common equity:

              Class                          Outstanding as of August 15,2005
              -----                          -----------------------------------
 Common stock, $0.0001 par value                          20,640,386

      The issuer is not using the Transitional Small Business Disclosure format.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----



PART I.   FINANCIAL INFORMATION............................................1



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....................1


ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS..................................4


ITEM 3.   CONTROLS AND PROCEDURES..........................................5



PART II - OTHER INFORMATION................................................6



ITEM 1.   LEGAL PROCEEDINGS................................................6


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................6

SIGNATURES.................................................................7

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       SYSTEMS MANAGEMGENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                  June 30, 2005


                  ASSETS

Current Assets
  Cash                                                          $          ~
  Accounts receivable                                                 80,275
  Inventory                                                          112,866
  Prepaid expenses                                                    14,081
                                                                ------------
         Total Current Assets                                        207,222

Property and equipment, net of accumulated depreciation
         of $441,677                                                 396,033
Deposits                                                               4,000
                                                                ------------
         Total Assets                                           $    607,255
                                                                ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                              $    624,452
  Accounts payable - related party                                    87,000
  Accrued interest and expenses                                      454,383
  Shareholder loans                                                2,605,517
                                                                ------------
         Total Current Liabilities                                 3,771,352
                                                                ------------

         STOCKHOLDERS' DEFICIT

  Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                           ~
    Series A Cumulative Convertible Preferred Stock,
    $.0001 par value, 60,000 shares authorized,
    no shares issued and outstanding                                       ~
    Series B Cumulative Convertible Preferred Stock,
    $.0001 par value, 50,000 shares authorized,
    no shares issued and outstanding                                       ~
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 20,640,386 shares issued and outstanding               2,064
  Additional paid in capital                                      19,373,244
  Accumulated deficit                                            (22,539,405)
                                                                ------------
         Total Stockholders' Deficit                              (3,164,097)
                                                                ------------
                  Total Liabilities and Stockholders' Deficit   $    607,255
                                                                ============

                        SYSTEMS MANAGEMENT SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                              Three Months                                Six Months
                                             Ended June 30,                             Ended June 30,

                                          2005               2004               2005               2004
                               ---------------    ---------------    ---------------    ---------------
Revenue                        $       513,538    $         3,748    $       607,789    $        11,290

Cost of sales                          682,296             24,790            778,374             54,102
                               ---------------    ---------------    ---------------    ---------------
    Gross margin                      (168,758)           (21,042)          (170,585)           (42,812)

General and administrative             756,352            747,999          1,504,043          1,285,310
Research and development                    --            127,069                 --            127,069
                               ---------------    ---------------    ---------------    ---------------
    Total operating
       expenses                        756,352            875,068          1,504,043          1,412,379
                               ---------------    ---------------    ---------------    ---------------
    Net Operating Loss                (925,110)          (896,110)        (1,674,628)        (1,455,191)

Interest expense                       (74,056)           (70,979)          (176,950)          (229,863)
Interest income                             --                 --                 --                 --
                               ---------------    ---------------    ---------------    ---------------
 Income(Loss) from
   continuing operations              (999,166)          (967,089)        (1,851,578)        (1,685,054)

 Income(Loss) from
     discontinued operations                --          2,667,097                 --          2,621,158
                               ---------------    ---------------    ---------------    ---------------
    NET LOSS                   $      (999,166)   $     1,700,008    $    (1,851,578)   $       936,104
                               ===============    ===============    ===============    ===============


Basic and diluted income
    (loss) per share           $         (0.05)   $          0.28    $         (0.14)   $          0.15
Weighted average
    shares outstanding              19,897,762          6,094,542         13,106,156          6,081,209

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                  2005               2004
                                                       ---------------    ---------------
Cash Flows From Operating Activities
  Net income (loss)                                    $    (1,851,578)   $    (1,908,451)
  Net income (loss) from discontinued Operations                    --            (45,939)
                                                       ---------------    ---------------
  Net loss before discontinued operations                   (1,851,578)        (1,862,512)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
         Imputed Interest                                       55,193            107,022
         Depreciation                                           43,546             23,275

    Changes in:
         Accounts receivable                                   (79,239)             3,394
         Accounts receivable from related parties              (17,905)                --
         Inventory                                             (90,844)           (11,011)
         Current assets                                         (2,765)            16,832
         Accounts payable                                      537,494             50,251
         Accounts payable to related parties                    31,000                 --
         Accrued expenses                                      113,498            377,955
                                                       ---------------    ---------------
  Net Cash Used In Continuing Operations                    (1,261,600)        (1,294,794)
  Net Cash Used In Discontinued Operations                          --            (51,243)
                                                       ---------------    ---------------
  Net Cash Used In Operating Activities                     (1,261,600)        (1,346,037)
                                                       ---------------    ---------------


Cash Flows From Investing Activities
  Purchase of fixed assets                                    (152,913)           (31,112)
                                                       ---------------    ---------------
  Net Cash Used In Continuing Operations                      (152,913)                --
  Net Cash Provided By Discontinued Operations                      --                 --
                                                       ---------------    ---------------
  Net Cash Used in Investing Activities                       (152,913)           (31,112)
                                                       ---------------    ---------------

Cash Flows From Financing Activities
  Proceeds from shareholder loans                            1,399,366          1,067,498
  Contributions from related parties                            10,000                 --
  Payments on notes payable                                         --            (30,000)
  Payments on lease payable                                         --            (31,124)
  Proceeds from the sale of preferred stock                         --            286,500
                                                       ---------------    ---------------
  Net Cash Provided By Continuing Operations                 1,409,366          1,292,874

  Net Cash Provided By Discontinued Operations                      --             69,000
                                                       ---------------    ---------------
  Net Cash Provided by Financing Activities                  1,409,366          1,361,874
                                                       ---------------    ---------------

Net change in cash                                              (5,147)           (15,275)
Cash at beginning of period                                      5,147             16,780

                                                       ---------------    ---------------
Cash at end of period                                  $            --    $         1,505
                                                       ===============    ===============

Supplemental disclosures:
Income Taxes Paid                                      $            --    $            --
Interest Paid                                                       --                 --

Non-cash operating and financing activities:
Common Stock issued for conversion of note payable
         and accrued interest to equity                $     2,310,304    $            --
Preferred stock dividend                                       510,300                 --
Offset of Related Party Receivable with Note Payable
         Due to Shareholder                                     75,232                 --
Conversion of preferred stock to common stock                    1,310                 --
Stock issued for subsidiary                                        144                 --

                       SYSTEMS MANAGMENT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.


NOTE 2 - EQUITY

On March 18, 2005, of 2003, SMS authorized the 50,000 shares of Series B Convertible Preferred Stock. The stock has a face value of $100, maintains voting rights on a fully diluted basis, and is convertible into common stock at $0.90 per share.

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


NOTE 3 - ACQUISITION OF SMS ENVIROFUELS, INC.

On April 6, 2005, SMS acquired all of the outstanding stock of SMS Envirofuels, Inc., a Texas corporation, in exchange for 1,444,444 shares of its common stock. The acquisition was accounted for under the pooling method due to the fact that a majority shareholder of SMS Envirofuels is also a majority shareholder of SMS. All of the assets, liabilities, profit and loss of SMS Envirofuels are combined with SMS as if the companies have been consolidated from their inception.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

      The Company acquired on April 6, 2005 all of the outstanding stock of SMS Envirofuels, Inc. ("SMS"), a Texas corporation, in exchange for 1,444,444 shares of its $0.0001 par value common stock. SMS has developed a plant to produce bio-diesel (a biodegradable alternative fuel) from soybean oil. The SMS plant has the capacity to produce up to 2,000,000 gallons of bio-diesel per year. SMS has established buyers for its production and has been making deliveries for about three months. The Company will operate the bio-diesel plant through SMS Envirofuels, Inc. its wholly owned subsidiary as a part of its Environmental Solutions Division. This division will be a compliment to the Company's Business Solutions Division, which includes its wholly owned subsidiary, Aspect Business Systems, Inc.

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


      SMS Envirofuels began processing Biodiesel continuously, although not consistently, in April 2005. The manufacturing facility has experienced a steady demand for its product and will continue to perfect its process to achieve both consistency and efficiency. During this quarter, management has entered the market with below market sales prices in an effort to gain confidence of buyers and to study market trends. In late June, the sales prices began to fluctuate more with the market rates as the demand for our product continued to be strong. The Company anticipates stabilization of the plant in the 3re quarter of 2005.


      Jim Karlak and Reagan Hicks each made a $5,000 contribution to the company on March 24, 2005.


      SMS incurred a net loss of $999,166 for the three months ended June 30, 2005, and a net year to date net loss of $1,851,578 and had a working capital deficit of $3,564,130 as of June 30, 2005. These conditions create an uncertainty as to The Company's ability to continue as a going concern. The Company has seen improvement in the operating results of ASPECT and SMS Envirofuels during the past six months. The Company continues to aggressively pursue other acquisition targets which would contribute positively to the company's profitability and cash flow. However, the Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available. The Company will not be able to continue operations without them. The Company does not plan on significant changes in the number of employees in the near future. Neither does the Company plan on a purchase or sale of plant or significant equipment. However, it remains a central focus of the Company to pursue acquisition targets that will enhance the ability of the Company to satisfy its cash requirements.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In July of 2004, ARCOA, LLC, a Texas limited liability company, together with a related individual, filed three actions in the Judicial District Court of Harris County, Texas against Systems Management Solutions, Inc. and certain related companies and individuals, claiming damages in connection with certain loans made and services performed on behalf of YCO Holdings, Inc., a subsidiary of the Company. ARCOA sought damages of approximately $500,000, plus attorneys' fees and court costs. A Comprehensive Settlement Agreement was entered into by the Company and all plaintiffs on October 19, 2004, settling all claims for a total of $240,000 in payments. The parties have filed motions to dismiss for all three cases. As of this filing, all liabilities related to this settlement have been paid.

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

      (e) On April 6, 2005, the Registrant established a wholly owned subsidiary named SMSN Merger Sub, Inc., a Texas corporation which such corporation then entered into an Agreement and Plan of Merger between itself, SMS Envirofuels, Inc., a Texas corporation, and the Registrant. Under the terms of such Plan of Merger, SMS Envirofuels, Inc. will be merged into SMSN Merger Sub, Inc., the name of SMSN Merger Sub, Inc. will be changed to SMS Envirofuels, Inc., and the shares of SMS Envirofuels, Inc. will be exchanged for 1,444,444 shares of the $0.0001 common stock of Registrant. SMS Envirofuels, Inc. has developed a plant to produce bio-diesel from soybean oil and has recently begun marketing such bio-diesel to distributors and retailers. The Registrant plans to continue this business with the operating assets of SMS Envirofuels, Inc. and to expand the production and marketing of the bio-diesel product.