Form 10QSB/A
period 2005-06-30
Systems Management Solutions Inc
filed 2005-11-14
CIK 1116198

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

Number of shares outstanding of each of the issuer's classes of common equity:

             Class                            Outstanding as of August 15,2005
             -----                            ---------------------------------
Common stock, $0.0001 par value                          20,640,386


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

ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS..................................8

ITEM 3.   CONTROLS AND PROCEDURES..........................................9

PART II - OTHER INFORMATION................................................9

ITEM 1.   LEGAL PROCEEDINGS................................................9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................10

SIGNATURES................................................................11

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       SYSTEMS MANAGEMGENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                  June 30, 2005


                                     ASSETS

Current Assets
  Cash                                                          $         --
  Accounts receivable                                                 80,275
  Inventory                                                          112,866
  Prepaid expenses                                                    14,081
                                                                ------------
         Total Current Assets                                        207,222

Property and equipment, net of accumulated depreciation
         of $441,677                                                 396,033
Deposits                                                               4,000
                                                                ------------
         Total Assets                                           $    607,255
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                              $    624,452
  Accounts payable - related parties                                  87,000
  Accrued interest and expenses                                      454,383
  Shareholder loans                                                2,605,517
                                                                ------------
         Total Current Liabilities                                 3,771,352
                                                                ------------

         STOCKHOLDERS' DEFICIT

  Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                          --
    Series A Cumulative Convertible Preferred Stock,
    $.0001 par value, 60,000 shares authorized,
    no shares issued and outstanding                                      --
    Series B Cumulative Convertible Preferred Stock,
    $.0001 par value, 50,000 shares authorized,
    no shares issued and outstanding                                      --
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 20,640,386 shares issued and outstanding               2,064
  Additional paid in capital                                      19,373,244
  Accumulated deficit                                            (22,539,405)
                                                                ------------
         Total Stockholders' Deficit                              (3,164,097)
                                                                ------------
                  Total Liabilities and Stockholders' Deficit   $    607,255
                                                                ============

                        SYSTEMS MANAGEMENT SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                           Three Months                              Six Months
                                          Ended June 30,                           Ended June 30,

                                          2005             2004             2005             2004
                                  ------------     ------------     ------------     ------------
Revenue                           $    513,538     $      3,748     $    607,789     $     11,290

Cost of sales                          682,296           24,790          778,374           54,102
                                  ------------     ------------     ------------     ------------
    Gross margin                      (168,758)         (21,042)        (170,585)         (42,812)

General and administrative             756,352          756,955        1,518,604        1,303,164
Research and development                    --          127,069               --          286,616
                                  ------------     ------------     ------------     ------------
    Total operating
       expenses                        756,352          884,024        1,518,604        1,589,780
                                  ------------     ------------     ------------     ------------
    Net Operating Loss                (925,110)        (905,066)      (1,689,189)      (1,632,592)

Interest expense                       (74,056)         (70,979)        (162,389)        (229,863)
                                  ------------     ------------     ------------     ------------
 Income(Loss) from
   continuing operations              (999,166)        (976,045)      (1,851,578)      (1,862,455)

 Income(Loss) from
     discontinued operations                --        2,667,097               --        2,621,157
                                  ------------     ------------     ------------     ------------
    NET LOSS                      $   (999,166)    $  1,691,052     $ (1,851,578)    $    758,702
                                  ============     ============     ============     ============

Basic and diluted income
    (loss) per share for
     continuing operations        $      (0.05)    $      (0.16)    $      (0.14)    $      (0.31)
Basic and diluted income
    (loss) per share for
     discontinued operations      $      (0.00)    $       0.44     $      (0.00)    $       0.43
                                  ------------     ------------     ------------     ------------
Total basic and diluted income
    (loss) per share for
     operations                   $      (0.05)    $       0.28     $      (0.14)    $       0.12

Weighted average
    shares outstanding              19,897,762        6,094,542       13,106,156        6,081,209

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                               2005            2004
                                                        -----------     -----------
Cash Flows From Operating Activities
  Net income (loss)                                     $(1,851,578)    $   758,702
  Net income (loss) from discontinued Operations                 --       2,621,197
                                                        -----------     -----------
  Net loss before discontinued operations                (1,851,578)     (1,862,495)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
         Imputed Interest                                    55,193         107,022
         Depreciation                                        43,546          23,275

    Changes in:
         Accounts receivable                                (79,239)          3,395
         Accounts receivable from related parties           (17,905)             --
         Inventory                                          (90,844)        (11,011)
         Current assets                                      (2,765)         16,832
         Accounts payable                                   537,494          38,112
         Accounts payable to related parties                 31,000              --
         Accrued expenses                                   113,498         377,955
                                                        -----------     -----------
  Net Cash Used In Continuing Operations                 (1,261,600)     (1,306,915)
  Net Cash Used In Discontinued Operations                       --         (58,401)
                                                        -----------     -----------
  Net Cash Used In Operating Activities                  (1,261,600)     (1,365,316)
                                                        -----------     -----------

Cash Flows From Investing Activities
  Purchase of fixed assets                                 (152,913)        (31,112)
                                                        -----------     -----------
  Net Cash Used In Continuing Operations                   (152,913)             --
  Net Cash Provided By Discontinued Operations                   --       3,049,283
                                                        -----------     -----------
  Net Cash Used in Investing Activities                    (152,913)      3,018,171
                                                        -----------     -----------

Cash Flows From Financing Activities
  Proceeds from shareholder loans                         1,399,366       1,353,997
  Contributions from related parties                         10,000              --
  Payments on notes payable                                      --         (30,000)
  Payments on lease payable                                      --         (31,124)
  Proceeds from the sale of preferred stock                      --              --
                                                        -----------     -----------
  Net Cash Provided By Continuing Operations              1,409,366       1,292,873

  Net Cash Provided By Discontinued Operations                   --      (2,961,000)
                                                        -----------     -----------
  Net Cash Provided by Financing Activities               1,409,366      (1,668,127)
                                                        -----------     -----------

Net change in cash                                           (5,147)        (15,272)
Cash at beginning of period                                   5,147          16,780

                                                        -----------     -----------
Cash at end of period                                   $        --     $     1,508
                                                        ===========     ===========

Supplemental disclosures:
Income Taxes Paid                                       $        --     $        --
Interest Paid                                                    --              --

Non-cash operating and financing activities:
Common Stock issued for conversion of note payable
         and accrued interest to equity                 $ 2,310,304     $        --
Preferred stock dividend                                    510,300              --
Offset of Related Party Receivable with Note Payable
         Due to Shareholder                                  75,232              --
Conversion of preferred stock to common stock                 1,310              --
Stock issued for subsidiary                                     144              --

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

NOTE 2 - EQUITY

On March 18, 2005, SMS authorized the 50,000 shares of Series B Convertible Preferred Stock. The stock has a face value of $100, maintains voting rights on a fully diluted basis, and is convertible into common stock at $0.90 per share.

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

NOTE 4 - RESTATEMENT OF INCOME STATEMENT

For the period ending June 30, 2005, interest and general and administrative expenses have been reclassified for proper presentation.

The schedule below restates the 2004 income statement numbers reported above. This restatement was required due to the discovery of clerical errors.


For the three months ended June 30, 2004:

                                                  Previously       Increase
                                                    Stated         (Decrease)     Restated
                                                 ------------    -------------   -----------
   Statement of Operations
              Revenue                            $     3,748     $        --     $     3,748
              Cost of sales                          (24,790)             --         (24,790)
              General and administrative            (747,999)         (8,956)       (756,955)
              Research and development              (127,069)             --        (127,069)
              Interest expense                       (70,979)             --         (70,979)
              Interest income                             --              --              --
                                                 -----------     -----------     -----------
   Income (Loss) from continuing operations         (967,089)         (8,956)       (976,045)
   Income (Loss) from discontinued operations      2,667,097              --       2,667,097
                                                 -----------     -----------     -----------
              NET LOSS                           $ 1,700,008     $    (8,956)    $ 1,691,052
                                                 ===========     ===========     ===========

Basic and diluted income (loss) per share        $      0.28                     $      0.28
Weighted average shares outstanding                6,094,542                       6,094,542

For the six months ended June 30, 2004:

                                                  Previously       Increase
                                                    Stated         (Decrease)     Restated
                                                 ------------    -------------   -----------
   Statement of Operations
              Revenue                            $    11,290     $        --     $    11,290
              Cost of sales                          (54,102)             --         (54,102)
              General and administrative          (1,285,310)        (17,854)     (1,303,164)
              Research and development              (127,069)       (159,547)       (286,616)
              Interest expense                      (229,863)             --        (229,863)
              Interest income                             --              --              --
                                                 -----------     -----------     -----------
   Income (Loss) from continuing operations       (1,685,054)       (177,401)     (1,862,455)
   Income (Loss) from discontinued operations      2,621,158              (1)      2,621,157
                                                 -----------     -----------     -----------
              NET LOSS                           $   936,104     $  (177,402)    $   758,702
                                                 ===========     ===========     ===========
Basic and diluted income (loss) per share        $      0.15                     $      0.12
Weighted average shares outstanding                6,081,209                       6,081,209

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The restatement of this report was the result of our third party filing company edgarizing a preliminary draft of said report. We have implemented controls to ensure this will not happen with future filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On November 24, 2004, the Company filed suit against James Taylor, Ronald Mitchell, Mark Vance, Jim Pyle, and Tom Thomison; former officers and directors of YCO Holdings, Inc. and certain of its subsidiaries. This litigation captioned Systems Management Solutions, Inc. vs. James Taylor, et al, in the 281st District Court of Harris County, Texas, Cause No. 2005-25265 claimed damages in connection with the information provided to the Company in connection with the acquisition of YCO Holdings, Inc. and its subsidiaries. On May 10, 2005, these former employees countersued the Company for salaries claimed under certain employment agreements, damages claimed in connection with purported assumption of certain debts by the Company. The Company believes its claims will be supported at the trial of these lawsuits and that the claims of the employees are without merit.

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. Management believes that there is no basis for the landlord's claim and that upon trial of the case, the Company will prevail.

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


Dated: November 11, 2005


                               SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                                   a Nevada corporation

                               By: /s/ James Karlak
                                   ---------------------------------------------
                                       James Karlak, President and
                                       Chief Executive Officer


                               By: /s/ Morris Kunofsky
                                   ---------------------------------------------
                                       Morris Kunofsky, Chief Financial Officer