Form 10QSB
period 2005-09-30
Systems Management Solutions Inc
filed 2005-11-14
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

      Quarterly Report of Small Business Issuers under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                    quarterly period ended September 30, 2005

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

Number of shares outstanding of each of the issuer's classes of common equity:

             Class                        Outstanding as of November 11, 2005
-------------------------------           ------------------------------------
Common stock, $0.0001 par value                       20,640,386

The issuer is not using the Transitional Small Business Disclosure format.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                 -------

PART I.   FINANCIAL INFORMATION.......................................................................1

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...............................................1

ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS.............................................................6

ITEM 3.   CONTROLS AND PROCEDURES.....................................................................7

PART II - OTHER INFORMATION...........................................................................8

ITEM 1.   LEGAL PROCEEDINGS...........................................................................8

ITEM 2.   EXHIBITS AND REPORTS ON FORM 8-K............................................................8

SIGNATURES............................................................................................10

CERTIFICATIONS

EXHIBIT NO, 31.1 - CERTIFICATION PRESIDENT AND CHIEF EXECUTIVE OFFICER................................11

EXHIBIT NO. 31.2 - CERTIFICATION CHIEF FINANCIAL OFFICER..............................................12

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - PRESIDENT
                           AND CHIEF EXECUTIVE OFFICER................................................13

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - CHIEF
                           FINANCIAL OFFICER..........................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (unaudited)

                                     ASSETS
Current Assets
       Cash                                                                    $    117,838
       Accounts receivable                                                           42,758
       Accounts receivable-related parties                                           26,812
       Inventory                                                                     58,126
       Prepaid expense                                                               25,596
                                                                               ------------
           Total Current Assets                                                     271,130
Property and equipment, net of accumulated depreciation of
        $465,056                                                                    369,821
Deposits                                                                              3,000
                                                                               ------------
           Total Assets                                                        $    643,951
                                                                               ============

                             LIABILIITES AND EQUITY

Current Liabilities
       Accounts payable                                                        $    364,255
       Accounts payable - related parties                                            54,000
       Accrued interest and expense                                                 328,931
       Accrued interest and expense - related parties                               268,562
       Shareholder loans                                                          3,164,193
                                                                               ------------
           Total Current liabilities                                              4,179,941

           STOCKHOLDERS' DEFICIT
       Preferred stock, $.0001 par value, 5,000,000 shares
            authorized, no shares issued and outstanding                                 --
       Series A Cumulative Convertible Preferred Stock, $.0001 par value,
                60,000 shares authorized, no shares issued
                and outstanding                                                          --
       Series B Cumulative Convertible Preferred Stock, $.0001 par value,
              50,000 shares authorized, no shares issued
                and outstanding                                                          --
       Common stock, $.0001 par value, 100,000,000 shares
                 authorized, 20,640,386 shares issued and outstanding                 2,064
       Additional paid-in capital                                                19,397,293
       Accumulated deficit                                                      (22,935,347)
                                                                               ------------
           Total Stockholders' Deficit                                           (3,535,990)
                                                                               ------------
                    Total Liabilities and Stockholders' Deficit                $    643,951
                                                                               ============

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                   Three Months                             Nine Months
                                                Ended September 30                      Ended September 30
                                                               Restated                              Restated
                                              2005               2004               2005               2004
                                          ------------       ------------       ------------       ------------
Revenue                                   $  1,187,170       $      3,226       $  1,794,958       $     14,516

Cost of sales                                1,031,185             19,268          1,809,558             73,370
                                          ------------       ------------       ------------       ------------
       Gross margin                            155,985            (16,042)           (14,600)           (58,854)

General and administrative                     477,415            620,477          1,996,019          1,923,641

Research and development                            --             92,072                 --            378,688
                                          ------------       ------------       ------------       ------------
      Total operating expenses                 477,415            712,549          1,996,019          2,302,329
                                          ------------       ------------       ------------       ------------
       Net Operating Loss                     (321,430)          (728,591)        (2,010,619)         (2,361,13)

Interest expense                               (74,511)           (53,310)          (236,900)          (283,173)
                                          ------------       ------------       ------------       ------------
  Loss from continuing operations             (395,941)          (781,901)        (2,247,519)         (2,644,36)

 Income from discontinued operations      $         --                          $         --       $  2,621,157
                                          ------------       ------------       ------------       ------------
              NET LOSS                    $   (395,941)      $   (781,901)      $ (2,247,519)      $    (23,199)
                                          ============       ============       ============       ============
Basic and diluted loss per share
     for continuing operations            $      (0.02)      $      (0.13)      $      (0.14)      $      (0.44)

Basic and diluted loss per share
     for continuing operations            $         --       $         --       $         --       $       0.43
                                          ------------       ------------       ------------       ------------
Total Basic and diluted loss per
     share                                $      (0.02)      $      (0.13)      $      (0.14)      $      (0.00)

Weighted average shares outstanding         20,640,386          6,094,542         16,346,493          6,076,002

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                             Restated
                                                             2005              2004
                                                         -----------       -----------
Cash Flows From Operating Activities
       Net loss                                          $(2,247,519)      $   (23,199)

       Net Income from discontinued Operations                    --       $ 2,621,197
                                                         -----------       -----------
       Net loss before discontinued operations           $(2,247,519)      $(2,644,396)
       Adjustments to reconcile net loss to net
           cash used in operating activities:
                Imputed Interest                              79,246           130,593
                Depreciation                                  67,152            38,966
                Disposal of Equipment                          2,607                --
           Changes in:
                Accounts receivable                          (41,723)           (2,667)
                Accounts receivable -
                   related parties                           (44,716)               --
                Inventory                                    (36,104)          (16,516)
                Current assets                               (13,280)           16,687
                Accounts payable                             295,954             9,552
                Accounts payable - related parties            (2,000)           33,000
                Accrued expenses                              82,737           384,613
                Accrued expenses - related parites           155,205
                                                         -----------       -----------
       Net Cash Used in Continuing Operations            $(1,702,441)      $(2,050,168)
                                                         -----------       -----------
       Net Cash Used in Discontinued Operations                   --           (58,401)
                                                         -----------       -----------
       Net Cash Used in Operating Activities             $(1,702,441)      $(2,108,569)
                                                         -----------       -----------
Cash Flows From Investing Activities
       Purchase of fixed assets                             (152,913)          (96,052)
                                                         -----------       -----------
       Net Cash Used in Continuing Operations               (152,913)          (96,052)
       Net Cash Provided by Discontinued Operations               --         3,049,283
                                                         -----------       -----------
       Net Cash Provided by (Used in)
           Investing Activities                             (152,913)        2,953,231
                                                         -----------       -----------

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

Cash Flows From Financing Activities
       Proceeds from shareholder loans                        1,958,045        2,176,800
       Contributions from related parties                        10,000               --
       Payments on notes payable                                     --          (30,000)
       Payments on lease payable                                     --          (47,220)
                                                            -----------      -----------
       Net Cash Provided by Continuing Operations             1,968,045        2,099,580
       Net Cash Used in Discontinued Operations                      --       (2,961,000)
                                                            -----------      -----------
       Net Cash Provided by (Used in)
         Financing Activities                                 1,968,045         (861,420)
                                                            -----------      -----------
Net change in cash                                              112,691          (16,758)
Cash at beginning of period                                       5,147           16,780
                                                            -----------      -----------
Cash at end of period                                       $   117,838      $        22
                                                            ===========      ===========
Supplemental disclosures:
Income Tax Paid                                             $        --      $        --
Interest Paid                                                        --               --

Non-cash operating and financing activities:
Common Stock issued for conversion of note
     payable and accrued interest to equity                 $ 2,310,304      $        --
Preferred Stock dividend                                        510,300               --
Offset of Related Party Receivable with
    note payable due to shareholder                              75,232               --
Conversion of preferred stock to common stock                     1,310               --
Stock issued for subisdiary                                         144               --

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-QSB, have been omitted.


NOTE 2 - EQUITY

On March 18, 2005, SMS authorized the 50,000 shares of Series B Convertible Preferred Stock. The stock has a face value of $100, maintains voting rights on a fully diluted basis, and is convertible into common stock at $0.90 per share.

On March 21, 2005, the company issued 23,103 shares of Series B Convertible Preferred Stock for $2,310,304 of debt.

On March 21, 2005, a majority stockholder converted all of the outstanding Series A and Series B Cumulative Convertible Preferred Stock into 13,101,400 shares of the Company's common stock.

In addition, the Board authorized a 1:2.5 reverse split of the Company's common stock. All references to common stock in these financials reflect the effect of the reverse split.


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

NOTE 4 - RESTATEMENT OF PRIOR YEAR DUE TO ACQUISITION

As a result of the acquisition discussed in Note 3, the numbers provided for the three and nine months ending September 30, 2004 are restatements of prior filings. The acquisition was accounted for by the Pooling of Interest business combination method. Below is a schedule of those changes.

                                                  Three Months                       Nine Months
                                            Ended September 30, 2004          Ended September 30, 2004

                                           Previously                       Previously
                                            Reported         Restated        Reported          Restated
Net Income                                  (619,217)        (781,901)         530,455         (23,199)
Earnings Per Share                             (0.04)           (0.13)            0.03           (0.44)
Weighted average shares outstanding*      15,236,355        6,094,542       15,236,355       6,076,002

* Board authorized on March 21, 2005 a 1:2.5 reverse stock split



ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

      The Company acquired on April 6, 2005 all of the outstanding stock of SMS Envirofuels, Inc. ("SMS"), a Texas corporation, in exchange for 1,444,444 shares of its $0.0001 par value common stock. SMS has developed a plant to produce bio-diesel (a biodegradable alternative fuel) from soybean oil. The SMS plant has the capacity to produce up to 2,000,000 gallons of bio-diesel per year. SMS has established buyers for its production and has been making deliveries consistently throughout the third quarter. The Company operates the bio-diesel plant through SMS Envirofuels, Inc. its wholly owned subsidiary as a part of its Environmental Solutions Division. This division is a compliment to the Company's Business Solutions Division, which includes its wholly owned subsidiary, Aspect Business Systems, Inc.

      As previously reported, ASPECT has expanded its product and service offerings, which previously were focused on its biometric time and attendance product. ASPECT now provides custom programming, support and Microsoft systems products to its customers. During 2004, ASPECT became a Microsoft Certified Partner which enabled it to remarket a specific line of software developed by Microsoft Corporation. Adding these products and solutions to the company's offerings has resulted in a new growth to the company revenue. The majority of the revenue generated during the time period covered by this filing has been generated from Microsoft Solutions sales, custom programming, service and support. ASPECT continued to experience operating losses during the period covered by this report.

      SMS Envirofuels began processing Biodiesel continuously, although not consistently, in April 2005. The manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During this quarter, management has increased sales prices and the operating losses experienced during the early start-up months have been reduced. In September, the company received a Biodiesel production subsidy from the USDA for its production of Biodiesel using soy oil purchased from American farmers during the second quarter of 2005 (U.S. Department of Agriculture, Commodity Credit Corporation, Bioenergy Program). The subsidy for the second quarter production was based on 239,058 gallons of Biodiesel produced by SMS Envirofuels. This program has an expiration date of September 30, 2006. It is anticipated by the Company that this subsidy will continue, although the amount paid per gallon is subject to change, until the program's scheduled end date. The subsidy was funded up to a certain dollar amount, therefore each biodiesel and ethanol producing company will receive a subsidy based on each company's prorated production amount. As increased production levels are achieved nationwide, the subsidy allocation per gallon produced per company is subject to change. The Company anticipates increasing demand and production operations to remain at or near capacity in the 4th quarter of 2005.


      SMS incurred a net loss of $395,942 for the three months ended September 30, 2005, and a net year to date net loss of $2,247,519 and had a working capital deficit of $3,908,811 as of September 30, 2005. These conditions create an uncertainty as to The Company's ability to continue as a going concern. The Company has seen improvement in the operating results of ASPECT and SMS Envirofuels during the past six months. However, the Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available. The Company will not be able to continue operations without them. The Company does not plan on significant changes in the number of employees in the near future. Neither does the Company plan on a purchase or sale of plant or significant equipment. However, it remains a central focus of the Company to pursue acquisition targets and to expand its current biodiesel plant production capacity, which will enhance the ability of the Company to satisfy its cash requirements.



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



ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

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

            (b) Reports on Form 8-K:

                  1. On August 20, 2004, the Company filed a Current Report on Form 8-K announcing the change of the Company's name to Systems Management Solutions, Inc.

                  2. On February 8, 2005, the Board of Directors of the Company voted to change its fiscal year end from June 30 to December 31. The Company last changed its fiscal year to correspond to the fiscal year of a subsidiary that has since discontinued operations.

                  3. On March 22, 2005, the Board of Directors of the Company voted to reduce the number of shares outstanding of the Company's $0.0001 par value common stock by reverse split to exchange one (1) new share for each two and one half (2 1/2) old shares. Any fractional shares created by this reverse split were truncated to the nearest whole share and no cash was paid for any such fractional share.

                  4. On April 6, 2005, the Registrant established a wholly owned subsidiary named SMSN Merger Sub, Inc., a Texas corporation which such corporation then entered into an Agreement and Plan of Merger between itself, SMS Envirofuels, Inc., a Texas corporation, and the Registrant. Under the terms of such Plan of Merger, SMS Envirofuels, Inc. was merged into SMSN Merger Sub, Inc., the name of SMSN Merger Sub, Inc. was changed to SMS Envirofuels, Inc., and the shares of SMS Envirofuels, Inc. were exchanged for 1,444,444 shares of the $0.0001 common stock of registrant. SMS Envirofuels, Inc. has developed a plant to produce bio-diesel from soybean oil and markets such bio-diesel to distributors and retailers. The Registrant plans to continue this business with the operating assets of SMS Envirofuels, Inc. and to expand the production and marketing of the bio-diesel product.

                  5. On August 19, the Company filed the results of the audit of the Years Ended December 31, 2003 and 2004 and the review of the Quarter Ended March 31, 2005 for SMS Envirofuels, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 11, 2005

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                              a Nevada corporation

                              By: /s/ James Karlak
                                  ----------------------------------------------
                                      James Karlak, President and
                                        Chief Executive Officer

                              By: /s/ Morris Kunofsky
                                  ----------------------------------------------
                                      Morris Kunofsky, Chief Financial Officer