Form 10KSB
period 2005-12-31
Systems Management Solutions Inc
filed 2006-03-27
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ___________________.



                          Commission File No. 333-45210

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

                  Nevada                             88-0460457
     (State or other jurisdiction of      (IRS Employer Identification No.)
              incorporation)


            7550 IH-10 West, 14th Floor                   78229
            San Antonio, Texas
            (Address of Principal Executive Offices)    (Zip Code)


         Issuer's telephone number, including area code: (210) 541-9100

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

      |X| Yes |_| No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's total revenues for the fiscal year ended December 31, 2005 were $2,463,677

As of March 08, 2006, there were 20,640,386 outstanding shares of the issuer's common stock, par value $.0001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of March 08, 2006, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $1,102,348

Documents Incorporated by Reference                   None.

Transitional Small Business Disclosure Format:   Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1


Item 1. Business..............................................................1


Item 2. Properties............................................................3


Item 3. Legal Proceedings.....................................................3


Item 4. Submission of Matters to a Vote of Security Holders...................3



PART II.......................................................................4


Item 5. Market for Common Equity and Related Stockholder
        Matters...............................................................4


Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................5


Item 7. Financial Statements..................................................9


Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure...................................9


Item 8A. Controls and Procedures..............................................9



PART III.....................................................................10


Item 9. Directors and Executive Officers; Compliance with
        Section 16(a) of the Exchange Act....................................10


Item 10. Executive Compensation..............................................13


Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters......................14


Item 12. Certain Relationships and Related Transactions......................15


Item 13. Exhibits, Financial Statements and Reports on Form 8-K..............15


Item 14. Principal Accountant Fees and Services..............................16


CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.................................F-1

Report of Independent Registered Public Accounting Firm.....................F-1

                                     PART I



ITEM 1. BUSINESS

      Unless the context otherwise requires, "SMS", "Company", "we", "us" and "our" refer to Systems Management Solutions, Inc. and its subsidiaries combined.

      SMS acquired SMS Envirofuels, Inc., a Texas corporation ("SMSE"), as a wholly-owned subsidiary on April 6, 2005. SMSE is an alternative fuel processing company dedicated to producing safe, clean, and environmentally friendly fuels for the future. SMSE is located in the town of Poteet, approximately 25 miles south west of San Antonio, Texas. SMSE manufactures high quality and low cost biodiesel fuels for fuel distributors, jobbers and state and local governmental fleets. Biodiesel is a domestic renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean oil. Biodiesel can be mixed with petroleum-based diesel fuel, or used as a stand alone fuel for use in existing diesel engines.

      SMS is a diversified holding company that, through ASPECT (one of its operating subsidiaries) provides business services, software and solutions primarily to the small and mid-sized business sector and through SMSE, (its most recent acquisition) provides biodiesel to distributors.



Our Operating Subsidiaries

      At the time of its acquisition by the Company, ASPECT's main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2004, ASPECT's management determined that the company needed to expand its focus in an attempt to improve revenues, and began providing a variety of products related to human resources and payroll. During 2005 ASPECT moved away from providing payroll and human resources products and began to concentrate on reselling, implementing, and providing consulting services for Microsoft's business products. ASPECT is concentrating on selling and implementing Microsoft's Navision software.

      ASPECT offers sales, implementation design, programming and project management for Microsoft's Navision to its customers and to customers of other Navision resellers. ASPECT and its employees have developed a national reputation for project management and Navision implementation. In 2005 ASPECT has participated in implementing Microsoft's Navision in Florida, New York, Colorado, Oklahoma, and Texas.

      Microsoft's Navision is a full function Enterprise wide Reporting Program
(ERP) system. Navision granules are available to deliver integrated functionality in the following areas:

      o     Financial Budgeting
      o     Sales Order Management
      o     Purchase Order Management
      o     Human Resources
      o     Payroll
      o     Job Management
      o     Service Order Management
      o     Resource Management
      o     Fixed Asset Management
      o     Inventory Control
      o     Warehouse and Shipping Management
      o     Manufacturing
      o     MRP and Supply Chain Management

Navision's granules are all fully integrated therefore entries made in one area create the entries, documents and postings for all Navision areas. A sales invoice will update the customer ledger, post to the general ledger, update inventory availability, and create the warehouse shipping documents for the transaction.

      ASPECT's implementation methodologies insure client implementations are properly planned and managed. The methodologies outline each person's responsibilities and schedule each step of the implementation thereby insuring the implementation is managed properly and everyone involved understands what it takes to achieve a successful implementation. ASPECT's implementation team has the business experience and Navision knowledge to make sure Navision is implemented to provide the best business work flow for all processes.

      ASPECT's team of implementers and programmers have designed and programmed modifications to provide the specialized functionality ASPECT's clients require in order to allow their clients to operate their businesses the way the clients need to run their businesses. Whether it is a specialized billing and invoicing system, or a modification to Job Order Costing, ASPECT's programmers can provide the functionality required.

      ASPECT has also provides upgrade services in order to keep clients on the latest versions of Navision.

      The market for ASPECT's products is highly competitive. Its products compete primarily on the basis of technology, delivered functionality and price. ASPECT's products are very similar to products offered by competitors.

      ASPECT has 5 full-time employees. It is not subject to any significant government regulation of its business.

      SMSE is an alternative fuel processing company dedicated to producing safe, clean, and environmentally friendly fuels for the future. SMSE is located in the town of Poteet, approximately 25 miles south west of San Antonio, Texas. SMSE manufactures high quality and low cost biodiesel fuels for fuel distributors, jobbers and state and local governmental fleets. Biodiesel is a domestic renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean oil. Biodiesel can be mixed with petroleum-based diesel fuel, or used as a stand alone fuel for use in existing diesel engines.

      The biodiesel industry is part of the broader alternative fuel industry. Alternative fuel is any fuel that can be substituted for traditional gasoline or diesel fuels. Compressed natural gas, methanol, ethanol, propane, electricity, biodiesel and hydrogen are all federally recognized alternative fuel sources. While there are vehicles that are currently designed to run on such alternative fuels, biodiesel has the advantage of working with unmodified diesel engines, eliminating modification costs that would ultimately be passed on to consumers.

      Biodiesel contains no petroleum, but can be used in any concentration with petroleum based diesel fuel in existing diesel engines with no major modification. Biodiesel is produced by a simple refining process called transesterification which removes glycerin for the vegetable oil. The process leaves two products- methyl esters (the chemical used for biodiesel) and glycerin. Used in conventional engines pure biodiesel has been shown to reduce emissions of total unburned hydrocarbons by as much as 70%, total carbon monoxide and other particulate matter by almost 50%. Sulfur emissions are essentially eliminated altogether.

Biodiesel has several advantages over traditional petroleum based diesel in addition to the fact that it is a cleaner burning fuel. Biodiesel has an extremely high flash point, making it safer to transport that petroleum diesel because it takes a higher temperature to flame. Biodiesel is also easier on engines, increasing engine life with its usage, as well as reducing the odor that petroleum based diesel produces. Biodiesel delivers similar torque, horsepower and miles-per-gallon as petroleum diesel with no need to make engine modification or changes in the fuel handling or delivery system.

The biodiesel industry in Texas and through out the United States remains in its infancy, with no single company possessing a dominant market position. There are only a few companies that currently produce and distribute biodiesel in Texas, The primary consumers and market for biodiesel include City Transit, Military, School Buses, Public Transit, Passenger Cars and Trucks, Marine, Farming and Heating Oil.

ITEM 2. PROPERTIES

      The Company shares offices with its principal subsidiary, ASPECT Business Solutions, Inc., located at 7550 IH-10-West - 14th Floor, San Antonio, Texas 78229. This rental space is approximately 16,000 square feet, the average monthly rent is $22,800 and the lease on this space expires on September 30, 2009. ASPECT is the primary obligor on the lease. The Company is not affiliated with this lessor. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

      The Company through SMSE leases the land and building which contain the biodiesel manufacturing facility and offices. The lease includes approximately 11 acres located at 8275 FM 476W, Poteet, Texas 78065, which is just south of San Antonio. The monthly rent is $6,000 and the lease expires on April 14, 2013. The Company and the lessor do share a common owner/shareholder. The Company's management believes that this facility while adequate for low to medium volumes of production will prove ineffective for the growth the Company is anticipating. As deemed necessary, a new location will be sought for any large or high volume expansion.


ITEM 3. LEGAL PROCEEDINGS

      In July of 2004, ARCOA, LLC, a Texas limited liability company, together with a related individual, filed three actions in the Judicial District Court of Harris County, Texas against Systems Management Solutions, Inc. and certain related companies and individuals, claiming damages in connection with certain loans made and services performed on behalf of YCO Holdings, Inc., a subsidiary of the Company. These lawsuits were dismissed in October, 2004 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to ARCOA and the related individual in the amount of $240,000. The payment schedule called for weekly payments to be made, and the final payment was paid on April 11, 2005

      On November 24, 2004, the Company filed suit against James Taylor, Ronald Mitchell, Mark Vance, Jim Pyle, and Tom Thomison; former officers and directors of YCO Holdings, Inc. and certain of its subsidiaries. This litigation captioned Systems Management Solutions, Inc. vs. James Taylor, et al, in the 281st District Court of Harris County, Texas, Cause No. 2005-25265 claimed damages in connection with the information provided to the Company in connection with the acquisition of YCO Holdings, Inc. and its subsidiaries. On May 10, 2005, these former employees countersued the Company for salaries claimed under certain employment agreements, damages claimed in connection with purported assumption of certain debts by the Company. This case was settled out of court with no future liability to the company.

      In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters brought to a vote of the security holders.

                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Number of Shareholders

      The Company's authorized capitalization consists of 100,000,000 shares of $0.0001 par value common stock, 5,000,000 shares of $0.0001 par value preferred stock, 60,000 shares of $100.00 par value Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and 50,000 shares of $100.00 par value Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As of the date of this report, there are 20,640,386 outstanding shares of common stock issued and outstanding held of record by approximately 533 beneficial shareholders, no preferred stock issued and outstanding, 55,270 shares of Series A Preferred Stock were issued and none are outstanding and 23,103 shares of Series B Preferred Stock were issued and none are outstanding.

      The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over The Counter Bulletin Board ("OTCBB") under the symbol "SSMG" and was previously traded under the symbols "SMSN" and "SUHO". There is limited trading activity in the stock of the company. The Company began trading on the OTCBB on the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002 and was traded for a short time in 2004 on the "Pink Sheets".

      The following table sets forth, for the periods indicated, the bid price range for the company's common stock:

      --------------------------------------------------------------------------
      Quarter Ended                 High             Low
      --------------------------------------------------------------------------
      March 31, 2004                $0.65            $0.65
      --------------------------------------------------------------------------
      June 30, 2004                 $0.20            $0.20
      --------------------------------------------------------------------------
      September 30, 2004            $1.35            $0.90
      --------------------------------------------------------------------------
      December 31, 2004             $1.10            $1.10
      --------------------------------------------------------------------------
      March 31, 2005                $2.25            $0.28
      --------------------------------------------------------------------------
      June 30, 2005                 $1.10            $0.31
      --------------------------------------------------------------------------
      September 30, 2005            $0.30            $0.15
      --------------------------------------------------------------------------
      December 31, 2005             $0.30            $0.20
      --------------------------------------------------------------------------

      These market quotations reflect the high bid and low prices as reflected by the OTCBB or the "Pink Sheets", without retain mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies which served as market makers for the Company's common stock include Public Securities, Charles Schwab & Co., and M.H. Meyerson & Co.



Recent Sales of Unregistered Securities

      On March 21, 2005, the Board of Directors voted to approve the conversion of $2,310,304 of debt owed by the Company and by ASPECT to United Manager's Group into 23,103 shares of Series B Convertible Preferred Stock in reliance on the exemption from registration provided by ss.4.2 of the Securities Act.

      On March 22, 2005, a majority shareholder converted all of the outstanding Series A and Series B Cumulative Preferred Stock into 34,250,000 shares of the Company's common stock in accordance with the provisions of the Certificate Designation of Rights and Preferences for each such Series.

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


Disclosure of Equity Compensation Plans

                                               Number of securities
                                                 to be issued upon            Weighted-average         Number of securities
                                                     exercise of               exercise price of      remaining available for
Plan Category                                    outstanding options,        outstanding options,      future issuance under
                                                warrants and rights (#)     warrants and rights ($)  equity compensation plans
                                               ------------------------     -----------------------  -------------------------
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

      The operations of one of the Company's subsidiaries, which was acquired in January of 2003, YCO Holdings, Inc., and its subsidiaries, were discontinued on October 8, 2003. Subsequently, on March 29, 2004, YCO Holdings, Inc. filed for protection from its creditors under the provisions of Chapter 7 of the United States Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The business of YCO Holdings, Inc. had generated only minimal revenue at the time that operations were discontinued and losses were continuing to mount. After reviewing the debts and assets of the company, it was determined that the only possible way to deal with the subsidiary's creditors would be under the supervision of the United States Bankruptcy Court. In the bankruptcy filing, YCO Holdings, Inc. reported assets of $12,087.00 and liabilities of $4,808,275.44. On April 30, 2004, the United States Trustee held the first meeting of creditors pursuant to the provisions of
Section 341 of the United States Bankruptcy Code. After hearing testimony from the Company and interested creditors, the Trustee determined that the case was a "no asset" case and recommended that it be closed. The bankruptcy proceeding did not have a material adverse effect on the operations of the Company, as it conducted its remaining business through its other subsidiary, ASPECT Business Solution, Inc. (formerly BioLynx, Inc. until it changed its name on April 27,
2004).

      The Company's income from discontinued operations for the twelve months ended December 31, 2005, six months ended December 31, 2004 and twelve months ended December 31, 2005 was $0.00, $0.00 and $2,030,039 respectively. This was the result of liabilities discharge pursuant to the closing of the above referenced bankruptcy case.

      ASPECT continued to experience operating losses during the period covered by this report. As previously reported, ASPECT has expanded its product line, which previously was focused on its biometric time and attendance product, to include the sales, installation and support of Microsoft Navision software. Recently, ASPECT became a Licensed Remarketer of certain corporate and personnel management systems developed by Microsoft Corporation. Revenue from the sales, support and custom programming of the Navision software resulted in an increase to Revenue in ASPECT by $233,000. Continued emphasis on this product is expected to result in increases in Revenue and a reduction to the loss position of ASPECT. ASPECT took a number of expense reduction actions during the year 2005, including but not limited to headcount reductions. These expense reductions, coupled with the increase in Revenue reduced the operating loss experienced by the company. The company has yet to see operating profits from this company, resulting from the change in focus, and although there can be no assurance that the change of focus will improve our results from operations, the company is experiencing increases in revenue and reduction to on-going expenses.

      SMSE in its first year of operations was able to attain over $2.0 Million in sales. The market acceptance for its biodiesel has been established and an expansion has been planned for 2006. SMSE did experience positive net income during the final quarter of 2005 after the payment of government subsidies from the USDA Bioenergy Program. The subsidy program is planned to continue into the first half of 2006. Additional production capability is planned during 2006 which is designed to increase revenue and cover the fixed expenses of SMSE. There is no assurance that the change in capacity, or the acceptance of Biodiesel will continue, or that the price of petroleum based diesel fuel will remain at its current levels. A drop in the price of diesel would have an adverse affect on the company's ability to maintain its price for biodiesel. An increase in the cost of its primary raw material (Soy Oil) would also have an adverse impact on the company's ability to produce and sell biodiesel at a profit.

      SMS incurred a net loss of $3,033,405 for the twelve months ended December 31 2005, and had a working capital deficit of $4,333,808 as of December 31, 2005. These conditions create an uncertainty as to SMS's ability to continue as a going concern. The Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available and will not be able to continue operations without them. The Company is aggressively pursuing outside investors to provide additional capital into the company. The initial positive market acceptance of SMSE and the successful production and sales of biodiesel have attracted much investor attention. The additional capital will be used for SMSE biodiesel plant expansion and working capital for the company.

Drivers of Material Changes from period to period
      ASPECT focused its efforts on the marketing, selling, installation and service of the Microsoft Navision Software programs. This focus resulted in a dramatic increase in revenue attained during the year 2005. The Company saw its customer base grow and the average size of each sale increases from prior years. Continued emphasis on expense controls resulted in a third & fourth quarter expense reduction of $240,000 each quarter from the first and second quarter run rate. Operating loss in Aspect was reduced by $245,000 in each of the third and fourth quarters when compared to the first and second.

      In a continuing effort to reduce expenses and bring expenses more in line with operating revenues ASPECT was forced to reduce its employee base by 7 people which represented a reduction of over 50 percent. This reduction to headcount created much of the expense reduction seen in the second half of the year.

      SMSE, which was acquired by the Company in June, transitioned from a research and development company to a production facility during the third quarter of the year. The first half of the year saw the production process begin, but it was not until the third quarter that production capabilities stabilized. The employee base changed with the hiring of an experienced plant manager and the staff to manage the production facilities on a daily basis. SMSE through the manufacture and sale of Biodiesel generated over $2 million in revenue. This was a significant increase over prior years for SMS.

Critical Accounting Policies
      The financial reports for the period contained one critical accounting estimate and did not incorporate any initial adoptions of accounting policy that had a material impact. Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

      The impairment recorded of $5,271,967 twelve months ending June 30, 2004 was not based on estimates. These numbers represented the impairment of goodwill recorded in the purchases of YCO Holdings, Inc. and Aspect and an investment in Aspect.

      At December 31, 2005, an estimate was used to accrue for the expense to remove excess material from the production process from SMS Envirofuels, Inc. This estimate totaled $65,000 based on volume and vendor quote.

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

Competition
      ASPECT's products and services compete directly or indirectly with products and services offered by many much larger companies, and ASPECT's products and services are not proprietary or substantially different from those offered by competitors. Many of ASPECT's competitors have longer operating histories and significantly greater financial, sales, marketing and other resources. Many competitors have greater name recognition, and larger customer bases and established sales distribution channels than ASPECT. As a result, these competitors may be able to respond more effectively to new pricing requirements, changes in customer requirements, withstand price decreases or devote greater resources to the development, promotion, sale and support of their services than ASPECT.

      There can be no assurance that ASPECT will be able to compete successfully in the future or that competition will not have a material adverse effect on ASPECT's business, results of operations and financial condition.

      SMSE business strategy is to be a leading supplier of Biodiesel for every market using petroleum based diesel fuels. SMSE believes the following to be the keys and risks to its success: marketing of Biodiesel through the fossil fuel market, achieving economies of scale, research and development of Biodiesel and other alternative fuels, and establishing a rapport with all distributors and jobbers interested in alternative fuels. The Biodiesel industry is relatively new, and a suitable customer base is not currently adequately defined. Given that the customer base may be narrow, it is possible that other producers of Biodiesel fuel may provide significant competition for these markets.

      In order for SMSE to continue to produce the Biodiesel fuel, it must have a continuing supply of soybeans from which to make its product. It is possible that significant competition could arise for the raw material used to make the fuel. Additionally, competition for soybeans from other sources might provide competition for this material source.

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

      While certain of SMSE's officers have extensive experience in business management, none of them have any prior experience in advising or managing an enterprise such as SMS Envirofuels.

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

      Sales channels for the distribution of Biodiesel historically have been non-existent as Biodiesel has not been marketed on a state, regional or national level until just recently. There can be no assurance that distribution channels will grow large enough and financially strong enough to handle the production capacity of SMSE.

Limited Operating History: Operating Losses
      ASPECT was incorporated in 1998 and did not begin substantive operations until 1999. ASPECT has incurred net losses in every period since its inception. There can be no assurance that ASPECT will attain profitability or, if profitability is attained, that ASPECT will sustain profitability on a quarterly or an annual basis.

      Despite factors that indicate an increasing acceptance and desire to use Biodiesel in certain segments of industry and government, SMSE cannot be assured of their continued demand. While SMSE believes that demand for such alternative fuels exists, SMSE cannot assure that it will have success in marketing its product to its customer groups. The inability of SMSE to successfully market and sell its product to these customer groups would have an adverse effect on SMSE's profitability.

Volatile Raw Material Prices
      At the current time, the main ingredient used to produce SMSE's Biodiesel is soybean oil. Soybean oil is an international commodity for which a price is set on the international agricultural market. The price of soybean oil varies dramatically from month to month and year to year based on various complex factors at play on the world soybean oil market. There can be no assurance that SMSE will be successful in controlling such costs. Adverse pricing in the world market may have an adverse affect on SMSE's profitability or ability to continue as a going concern.

Reliance on Government Subsidies for increased profitability
      SMSE is eligible for certain federal and state subsidies to offset the cost of producing Biodiesel using soy oil. There is no assurance that SMSE will be able to continue to receive these subsidies, or that the programs that provide such subsidies will continue to exist throughout the life of SMS Envirofuels. The main federal subsidy program for which SMSE has currently applied expires on September 30, 2006. There is no guarantee that Congress will renew or extend the current subsidy program, or enact a replacement subsidy program. Failure to do so may diminish SMSE's profitability.

Going Concern
      The Company's ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred in 2004 and 2005 and it's negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company's ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

Internal Revenue Tax Lien
      During the second and third quarters of 2005, ASPECT, one of the Company's subsidiaries, did not have the funds necessary to cover all payroll taxes. Subsequently, in January of 2006, the Internal Revenue Service placed a lien on ASPECT assets. ASPECT responded by requesting a collection due process hearing and is currently in negotiations with the Internal Revenue Service to agree upon an installment plan to have the taxes paid.

Additional Financing
      Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Limited Trading Market
      Currently only a very limited trading market exists for SMS common stock. The common stock trades on the OTCBB under the symbol "SSMG." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company stock or other person that buys or sells the stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for its stock will be sustained. There is no assurance that its shares will have any greater liquidity than shares that do not trade on a public market.

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes or disagreements with the accountants regarding accounting and financial disclosure.



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

      (b) In addition, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal year that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.




                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      On July 14, 2004, the Board of Directors of the Company voted to increase the number of directors from three to five. In addition to Bruce Culver, Charles Phillips and Clifford Hagler, the existing directors, Jim Karlak was elected to serve as a Class III director and Jesse L. Whittenton was elected to serve as a Class II Director. Jim Karlak, who serves as President of the Company's subsidiaries, ASPECT Business Solutions, Inc., and SMS Envirofuels, Inc. was elected to serve as President and Chief Executive Officer of the Company. On December 17, 2004, Steve Goldberg was elected to serve as a Class I Director replacing Charles Phillips. On February 8th 2005, Steve Goldberg resigned. The names of our directors and executive officers, their ages, and certain other information about them are set forth below:


--------------------------------------------------------------------------------
       Name             Age        Position and Term
--------------------------------------------------------------------------------
Clifford A. Hagler      53         Director - Since May 2003
--------------------------------------------------------------------------------
Bruce Culver            52         Director - Since May 2002
--------------------------------------------------------------------------------
Jesse Whittenton        51         Director - Since July 2004
--------------------------------------------------------------------------------
Jim Karlak              53         President, Chief Executive Officer and
                                   Director - Since July 2004
--------------------------------------------------------------------------------
Morris Kunofsky         54         Chief Financial Officer - Since October
2004
--------------------------------------------------------------------------------
Jenelle Stehle          41         Secretary and Treasurer - Since October 2004
--------------------------------------------------------------------------------

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

      Jesse L. Whittenton graduated from Rice University in December of 1976 with a Bachelor of Commerce degree. Mr. Whittenton graduated from the University of Texas School of Law in December 1979 and was admitted to the Texas Bar in 1980. From 1993 until March 2000, Mr. Whittenton was a partner of Walker, Bright & Whittenton, P.C. in Austin, Texas. Mr. Whittenton was one of three managing partners who supervised personnel, budget development and management, project development and objectives, and client development. Mr. Whittenton specialized in defending municipal and county officials primarily in law enforcement federal civil rights and employment law litigation in Texas, Indiana, Tennessee and Mississippi. From March 2000 until the present, Mr. Whittenton has been a managing partner of Whittenton & Hurst, L.L.P. in Austin, Texas.

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


      Jenelle Stehle has over 15 years of Accounting, Finance, Payroll, Human Resource and Management experience, in both publicly traded and privately held organizations. Prior to her employment with SMS and ASPECT, Ms. Stehle filled the Controller's position for a $30m distribution company with domestic and international customers, manufactures in China and office locations in the US., Puerto Rico, Hong Kong and China. During her tenure, the company opened multiple locations, doubled revenue in three years and gained over 75 customers in Canada. Previously, Ms. Stehle was employed and held key management/finance positions in two of the largest real estate investment trusts in the United States, Archstone (formerly Security Capital) and Equity Residential-Southwest Region. Ms. Stehle is a graduate of the University of Texas at Austin, where she received a Bachelor's of Business Administration in Accounting in 1988. She received her CPA certificate in 1998. She has received Microsoft Certification in the Navision Financial Series.

Board Committees, Meetings and Compensation

      The Company's business affairs are managed by the Board. During the fiscal year ending December 31, 2005, the Board of Directors held 7 meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors. None of the Directors currently receive any compensation for their service on the Board. The Company does not currently have any standing committees; however, the Board anticipates designating an Executive Committee, a Compensation Committee and an Audit Committee in the next fiscal year. As of the date of this filing, the entire Board fulfills the functions of the Audit Committee. The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders. Currently, the entire Board participates in the consideration of director nominees. The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees. To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy. The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B. Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change. Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings.


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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2005, all Reporting Persons complied with all applicable filing requirements except as follows:
United Manager's Group, Inc. - one Form 4 and one Form 5 however these will be filed by March 15, 2006.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by the Company's Executive Officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2004, and December 31, 2005. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                    Annual Compensation           Long Term Compensation
                                                                  -----------------------
                                                                  Awards          Payouts
-----------------------------------------------------------------------------------------------------------
                                                                      Securities
                                                           Restricted Underlying
                                                              Stock    Options/   LTIP    All Other
Name and Principal                 Year    Salary     Bonus  Awards     SAR's    Payouts Compensation
Position                           End       ($)     ($)       ($)       (#)       ($)       ($)
-----------------------------------------------------------------------------------------------------------
Charles T Phillips
Former Chairman, Former Chief
Executive Officer & Former       12/31/04                                                     270,000 (2)
                                ---------------------------------------------------------------------------
President (1)                    12/31/05         0       0          0         0        0           0
-----------------------------------------------------------------------------------------------------------
James Karlak
Current Chief Executive Officer,
and President, Current President 12/31/04         0       0          0         0        0           0
                                ---------------------------------------------------------------------------
of ASPECT and SMSE (3)           12/31/05   260,000   5,000          0         0        0           0
-----------------------------------------------------------------------------------------------------------
Morris Kunofsky
Current Chief Financial Officer,
and Current Chief Financial      12/31/04    89,250   2,400          0         0        0           0
                                ---------------------------------------------------------------------------
Officer of ASPECT (4)            12/31/05   126,000   2,400          0         0        0           0
-----------------------------------------------------------------------------------------------------------
Jenelle Stehle
Current Secretary/Treasurer (5)  12/31/04    16,700   1,500          0         0        0           0
                                ---------------------------------------------------------------------------
                                 12/31/05    80,800   1,600          0         0        0           0
-----------------------------------------------------------------------------------------------------------
Sandra Livney
Former Chief Financial Officer,  12/31/04    82,500       0          0         0        0           0
                                ---------------------------------------------------------------------------
and Secretary/Treasure (6)       12/31/05         0       0          0         0        0           0
-----------------------------------------------------------------------------------------------------------


(1) Mr. Phillips served as the Company's CEO and President from October 2003 until his resignation in July 2004. He served as Chairman of the Board until December 14, 2004.

(2) Represents fees paid to Mr. Phillips for legal services rendered to the Company and its subsidiaries.

(3) Mr. Karlak became CEO and President of the Company in July 2004. He has served as CEO of ASPECT since February, 2004. He has served as President of SMSE since July 2005.

(4) Mr. Kunofsky became CFO of the Company in October 2004. He has served as CFO of ASPECT since March 2004.

(5) Ms. Stehle became Secretary and Treasurer in October 2004.

(6) Ms. Livney served as the Company's CFO and Secretary/Treasurer prior to from October 2003 to October 2004.

      The Company does not have any employment agreements with the individuals listed in the table above, or other executive officers of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There were 20,640,386 common shares outstanding as of the date of this filing. The following tabulates holdings of shares of SMS by each person who, subject to the above, as of February 13, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of SMS individually and as a group. Except as indicated by footnotes to the following table, to the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.

------------------------------------------------------------------------------------------------------------------------------------
                     Name &Address                               Amount of Shares Owned              Percentage
Title of Class       of Beneficial Owner (1)                                                         of Class (2)
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         United Managers Group, Inc.                      14,658,644                       71.02%
                     12001 Network
                     Building F, Suite 200
                     San Antonio, TX 78249
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         John D. Walker II                                 2,004,584                        9.71%
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         American Continental Management Inc. (3)            200,000                        0.97%
                     c/o United Manager's Group, Inc.
                     3027 Marina Bay Drive, Suite 105
                     League City, TX 77573
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         Bruce Culver (4)                                    200,000                        0.97%
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         James Karlak (4)                                          0                          n/a
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         Morris Kunofsky (4)                                       0                          n/a
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         Jenelle Stehle (4)                                        0                          n/a
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         All directors and executive officers as a           200,000                        0.97%
                     group (5 persons)
------------------------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the address for each of these individuals is c/o Systems Management Solutions, Inc., 7550 IH-10-West - 14th Floor, San Antonio, TX 78229.

(2) The "Percentage Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of the total outstanding shares of stock of the class listed in the Company.

(3) The shares held by American Continental Management Inc. are beneficially owned by United Manager's Group

(4) Indicates shares beneficially owned by a director or executive officer of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      United Managers Group, Inc., the major shareholder of the Company, continues to fund substantial sums to the Company and its subsidiaries pursuant to the terms of two promissory notes; a $500,000 note promised by the Company and a $2,000,000 note promised by SMSE, the Company's subsidiary. In March 2005, United Managers Group, Inc. agreed to convert $2,310,304 due at December 31, 2004 under this note into 23,103 shares of Series B Preferred Stock, and to continue to make advances under the note. On March 7th, 2006, the Company and United Managers Group, Inc. agreed to extend the maturities date of these notes to December 31, 2006. The notes bear interest at ten percent and are unsecured. As of December 31, 2005, the balance owed by the Company was $282,300 and by SMSE was $1,764,592.

      Certain stockholders of the Company advance money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. As of December 31, 2005, the balance owed was $1,447,996.

      SMSE occupies approximately 11 acres of land in Poteet, Texas. The lease is with Texian Land and Cattle Company, LLC, a Wyoming limited liability company authorized to do business in the state of Texas as " Big As Texas Land Co., LLC. Annual Rents equate to $72,000. Certain stockholders of the Company hold an interest in Texian Land and Cattle.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:



                                                                     Page Number
                                                                    -----------

 1. Financial Statements:
     Report of Independent Registered Public Accounting Firm             F-1
     Consolidated Balance Sheet                                          F-2
     Consolidated Statements of Operations                               F-3
     Consolidated Statements of Stockholders' Deficit                    F-4
     Consolidated Statements of Cash Flows                               F-6
     Notes to Consolidated Financial Statements                          F-7
     Exhibits included or incorporated herein:  See Exhibit Index.



 (b) Reports on Form 8-K:

      1. On April 2, 2004, the Company filed a Current Report on Form 8-K announcing the bankruptcy filing of YCH Holdings, Inc., a subsidiary of the Company.

      2. On August 20, 2004, the Company filed a Current Report on Form 8-K announcing the change of the Company's name to Systems Management Solutions, Inc.

      3. On February 8, 2005, the Board of Directors of the Company voted to change its fiscal year end from June 30 to December 31. The Company last changed its fiscal year to correspond to the fiscal year of a subsidiary that has since discontinued operations.

      4. On March 22, 2005, the Board of Directors of the Company voted to reduce the number of shares outstanding of the Company's $0.0001 par value common stock by reverse split to exchange one (1) new share for each two and one half (2 1/2) old shares. Any fractional shares created by this reverse split were truncated to the nearest whole share and no cash was paid for any such fractional share.

      5. On April 6, 2005, the Registrant established a wholly owned subsidiary named SMSN Merger Sub, Inc., a Texas corporation which such corporation then entered into an Agreement and Plan of Merger between itself, SMS Envirofuels, Inc., a Texas corporation, and the Registrant. Under the terms of such Plan of Merger, SMS Envirofuels, Inc. was merged into SMSN Merger Sub, Inc., the name of SMSN Merger Sub, Inc. was changed to SMS Envirofuels, Inc., and the shares of SMS Envirofuels, Inc. were exchanged for 1,444,444 shares of the $0.0001 common stock of registrant. SMS Envirofuels, Inc. has developed a plant to produce bio-diesel from soybean oil and markets such bio-diesel to distributors and retailers. The Registrant plans to continue this business with the operating assets of SMS Envirofuels, Inc. and to expand the production and marketing of the bio-diesel product.

      6. On August 19, the Company filed the results of the audit of the Years Ended December 31, 2003 and 2004 and the review of the Quarter Ended March 31, 2005 for SMS Envirofuels, Inc.

      7. On February 20, 2006, the Company filed Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on Form 8-K, as a result of the restatement of the financial statements for the Year Ending December 31, 2002.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional services rendered by Malone & Bailey, PC for the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004, and fees billed for other services rendered by Malone & Bailey, PC.

                                       2005            2004
                                    ---------       ----------

      Audit Fees                    $  69,975       $  124,850
      Audit related fees            $       0       $        0
      Tax fees                      $   6,150       $        0
      All other fees                $   1,325       $        0

     Total fees                     $  77,450       $  124,850


      The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2005

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                         Title                          Date
---------------------------       ------------------------       ---------------
       /s/ James Karlak           Chief Executive Officer,       March 20, 2005
---------------------------       President and Director
James Karlak


       /s/ Clifford Hagler        Director                       March 20, 2005
---------------------------
Clifford Hagler


       /s/ Bruce Culver           Director                       March 20, 2005
---------------------------
Bruce Culver


       /s/ Jesse Whittenton       Director                       March 20, 2005
---------------------------
Jesse Whittenton

EXHIBIT INDEX

Exhibit No.                Description

3.4(1)      Amended and Restated Articles of Incorporation

3.5(1)      Amended and Restated Bylaws

4.1(2) Certificate of Designation of Rights and Preferences Relating to Series A Cumulative Convertible Preferred Stock, dated February 16, 2004

4.2(2) Certificate of Designation of Rights and Preferences Relating to Series A Cumulative Convertible Preferred Stock, dated April 23, 2004

10.1(2) Promissory Note between Systems Management Solutions, Inc. and United Managers Group, Inc., dated April 15, 2003

10.2(2) Promissory Note between Systems Management Solutions, Inc. and United Managers Group, Inc., dated June 3, 2004

10.3(4) Promissory Note between Systems Management Solutions, Inc. and United Managers Group, Inc., dated March 7, 2006

10.4(4) Promissory Note between SMS Envirofuels, Inc. and United Managers Group, Inc., dated February 14, 2004

10.5(4) Promissory Note between SMS Envirofuels, Inc. and United Managers Group, Inc., dated March 7, 2006

21.1(2)     Subsidiaries of the Company

24.1(3) Power of Attorney (see signature page of this Annual Report on Form 10-KSB)

31.1(3)     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer

31.2(3)     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer

32.1(3)     Section 1350 Certification of CEO

32.2(3)     Section 1350 Certification of CFO

99.1(2) Plaintiff's Initial Petition for ARCOA, LLC v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 11th Judicial District Court of Harris County, Texas on June 17, 2004

99.2(2) Plaintiff's Initial Petition for ARCOA, LLC v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 190th Judicial District Court of Harris County, Texas on June 17, 2004

99.3(2) Plaintiff's Initial Petition for Crawford v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 113th Judicial District Court of Harris County, Texas on June 17, 2004


(1) Incorporated by reference, filed with the Company's Definitive Proxy Statement on June 29, 2004.
(2) Incorporated by reference, filed with the Company's Form 10-KSB , on October 13, 2004.
(3) Filed herewith in body.
(4) Filed herewith as separate attachment.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
   Systems Management Solutions, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Systems Management Solutions, Inc. ("SMS") as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005, six month ended December 31, 2004 and year ended June 30, 2004. These financial statements are the responsibility of SMS's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMS as of December 31, 2005 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 10, 2005

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                     ASSETS
Current Assets
       Cash                                                                             $        98,468
       Accounts receivable                                                                       93,142
       Inventory                                                                                 81,687
       Prepaid expense                                                                           13,088
                                                                                      ---------------------
           Total Current Assets                                                                 286,385
Property and equipment, net of accumulated depreciation of
 $467,702                                                                                       422,560
Deposits                                                                                          4,000
                                                                                      ---------------------
           Total Assets                                                                 $       712,945
                                                                                      =====================
                     LIABILIITES AND EQUITY
Current Liabilities
       Accounts payable                                                                 $       296,745
       Accounts payable - related parties                                                        54,000
       Accrued interest and expense                                                             375,985
       Accrued interest and expense - related parties                                           311,076
       Litigation Settlement Liability                                                           87,500
       Shareholder loans                                                                      3,494,887
                                                                                      ---------------------
           Total Current liabilities                                                          4,620,193
Long-Term Liabilities
       Litigation Settlement Liability                                                          382,500
                                                                                      ---------------------
           Total Liabilities                                                                  5,002,693
Stockholders' Deficit
       Preferred stock, $.0001 par value, 5,000,000 shares
           authorized, no shares issued and outstanding                                               -
       Series A Cumulative Convertible Preferred Stock, $ .0001 par value,
           60,000 shares authorized, no shares issued
           and outstanding                                                                            -
       Series B Cumulative Convertible Preferred Stock, $ .0001 par value,
           50,000 shares authorized, no shares issued
           and outstanding                                                                            -
       Common stock, $.0001 par value, 100,000,000 shares
           authorized, 20,640,386 shares issued and outstanding                                   2,064
       Additional paid-in capital                                                            19,429,420
       Accumulated deficit                                                                  (23,721,232)
                                                                                      ---------------------
           Total Stockholders' Deficit                                                       (4,289,748)
                                                                                      ---------------------
                     Total Liabilities and Stockholders' Deficit                        $       712,945
                                                                                      =====================

               See accompanying summary of accounting policies and
                       notes to the financial statements

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Year Ended December 31, 2005, Six Months Ended December 31, 2004
                          and Year Ended June 30, 2004

                                                                Year         Six Months           Year
                                                               Ended           Ended             Ended
                                                            December 31,     December 31,       June 30,
                                                                              Restated          Restated
                                                               2005             2004              2004
                           ------------------------------------------------------------------------------
Revenue                                             $       2,463,677           76,293       $   46,789
                                                                        $
Cost of sales                                               2,136,225           68,260          113,777
                           ------------------------------------------------------------------------------
       Gross margin                                           327,452            8,033          (66,988)
General and administrative                                  2,942,818        1,308,190        2,521,095
Depreciation                                                   71,272           33,375           53,539
Impairment                                                                                    5,271,967
Research and development                                            -          184,716          466,612
                           ------------------------------------------------------------------------------
   Total operating expenses                                 3,014,090        1,526,281        8,313,213
                           ----------------------------------------------------------------  ------------
   Net Operating Loss                                      (2,686,638)      (1,518,248)      (8,380,201)
Interest income                                                                  2,452                -
Interest expense                                             (346,767)        (130,331)        (449,606)
                           ------------------------------------------------------------------------------

   Loss from continuing operations                         (3,033,405)      (1,646,127)      (8,829,807)
   Income from discontinued operations              $             -      $            -      $ 2,030,039
                                        -------------------------------------------------------------------
          NET LOSS                                  $      (3,033,405)   $  (1,646,127)     $(6,799,768)
                                        ===================================================================


Basic and diluted loss per share
       for continuing operations                    $           (0.17)   $       (0.27)      $    (1.46)
Basic and diluted loss per share
      for discontinued operations                   $               -    $           -       $     0.33
                                       --------------------------------------------------------------------
Total basic and diluted loss per share              $           (0.17)   $       (0.27)      $    (1.13)

Weighted average shares outstanding                        17,428,789        6,080,624        6,067,110

               See accompanying summary of accounting policies and
                       notes to the financial statements

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                 Year Ended December 31, 2005, Six Months Ended
                 December 31, 2004 and Year Ended June 30, 2004


                                                    Series A                             Series B
                                                 Preferred Stock                      Preferred Stock
                                            Shares              Amount             Shares          Amount
                                            ------              ------             ------          ------
Balances,
    June 30, 2003                                -                 -                  -               -
Shares issued for
  purchase of Aspect                             -                 -                  -               -
Imputed Interest                                 -                 -                  -               -
Additional cash contribution
     by majority shareholder                     -                 -                  -               -
Common shares issued
  for services                                   -                 -                  -               -
Conversion of debt for
  preferred stock                           55,271                 6                  -               -
Net Loss                                         -                 -                  -               -
                                  -------------------------------------------------------------------------
Balances,
    June 30, 2004                           55,271                 6                  -               -
Imputed Interest                                 -                 -                  -               -
Net Loss                                         -                 -                  -               -
                                  -------------------------------------------------------------------------
Balances,
        December 31, 2004                   55,271                 6                  -               -
Stock Dividend on Preferred
  shares Series A                                -                 1                  -               -
Conversion of debt for
  preferred stock                                -                 -             23,103               2
Common shares issued
  in exchange for
  preferred shares                         (55,271)               (7)           (23,103)             (2)
  series A & B
Reclass to adjust par
  value of common
  shares after 1:2.5
  reverse stock split                            -                 -                  -               -
Additional cash contribution
     by COO and CEO of Aspect                    -                 -                  -               -
Shares issued for
  purchase of SMS
  Envirofuels                                    -                 -                  -               -
Imputed Interest                                 -                 -                  -               -
Net Loss                                         -                 -                  -               -
                                  -------------------------------------------------------------------------
Balances,
        December 31, 2005                        -                 -                  -               -
                                  =========================================================================

                 See accompanying summary of accounting policies
                     and notes to the financial statements

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
      Year Ended December 31, 2005, Six Months Ended December 31, 2004 and
                            Year Ended June 30, 2004

                                                          Additional
                                    Common Stock           Paid-in      Accumulated
                               Shares          Amount      Capital       (Deficit)        Total
                               ------          ------      -------       ---------        -----
Balances,
 June 30, 2003               5,254,542         1,314      7,443,247    (11,731,632)    (4,287,071)
Shares issued for
 purchase of Aspect            800,000           200      2,399,800              -      2,400,000
Imputed Interest                     -             -        236,651              -        236,651
Additional cash
contribution
 by majority shareholder             -             -        777,473              -        777,473
Common shares issued
 for services                   40,000            10         44,990              -         45,000
Conversion of debt for
 preferred stock                     -             -      5,527,092              -      5,527,098
Net Loss                             -             -              -     (6,799,769)    (6,799,769)
                             --------------------------------------------------------------------
Balances,
 June 30, 2004               6,094,542         1,524     16,429,253    (18,531,401)    (2,100,618)
Imputed Interest                     -             -         58,728                       58,728
Net Loss                             -             -                    (1,646,126)    (1,646,126)
                             --------------------------------------------------------------------
Balances,
 December 31, 2004           6,094,542         1,524     16,487,981    (20,177,527)    (3,688,016)
Stock Dividend on
Preferred
 shares Series A                     -             -        510,300       (510,300)             -
Conversion of debt for
 preferred stock                     -             -      2,310,298              -      2,310,300
Common shares issued
 in exchange for
 preferred shares

 Series A & B               13,101,400         1,310         (1,302)             -              -
Reclass to adjust par
 value of common
 shares after 1:2.5
 reverse stock split                 -          (915)           915              -              -
Additional cash
contribution
by COO and CEO of Aspect             -             -         10,000              -         10,000
Shares issued for
 purchase of SMS
 Envirofuels, Inc.           1,444,444           144           (144)             -             (0)
Imputed Interest                     -             -        111,373              -        111,373
Net Loss                             -             -                    (3,033,405)    (3,033,405)
                            ---------------------------------------------------------------------
Balances,
 December 31, 2005
                            20,640,386         2,064     19,429,420    (23,721,232)    (4,289,748)
                            =====================================================================

                 See accompanying summary of accounting policies
                     and notes to the financial statements

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year Ended December 31, 2005, Six Months Ended December 31, 2004
                       and Year Months Ended June 30, 2004

                                                                              Restated          Restated
                                                              Year           Six Months           Year
                                                             Ended             Ended             Ended
                                                          December 31        December 31        June 30
                                                              2005              2004              2004
                                                  ---------------------------------------------------------
Cash Flows From Operating Activities
       Net loss
                                                  $        (3,033,405) $    (1,646,127)  $    (6,799,768)
       Net Income from discontinued operations                      -                -   $      (637,059)
       Gain on disposal of discontinued operations                  -                -         2,667,098
                                                  ---------------------------------------------------------
       Net loss before discontinued operations             (3,033,405)      (1,646,127)       (8,829,807)
                                                  $                    $
       Adjustments to reconcile net loss to net
       cash used in
           operating activities:
                   Impairment of Goodwill                                                      5,271,965
                   Common stock issued for
                   services                                                                       45,000
                   Imputed Interest                            111,373           58,728          236,654
                   Depreciation                                 71,272           33,375           53,539
                   Disposal of Equipment                        67,792                -                -
           Changes in:
                   Accounts receivable                        (92,107)              101           11,170
                   Accounts receivable - related
                   parties                                    (17,904)          (57,327)               -
                   Inventory                                  (59,665)          (11,011)         (11,011)
                   Current assets                              (1,772)          (15,031)          16,164
                   Accounts payable                           228,443           (23,396)         (68,172)
                   Accounts payable - related
                   parties                                     (2,000)           41,000           15,000
                   Accounts payable - settlement              470,000                 -                -
                   Accrued expenses                           129,791            (2,492)         485,908
                   Accrued expenses - related
                   parties                                    197,719                 -                -
                                                  ---------------------------------------------------------
       Net Cash Used in Continuing
       Operations                                         $(1,930,463)  $    (1,622,180)  $   (2,773,590)
       Net Cash Used in Discontinued
       Operations                                                   -                 -         (600,924)
                                           ----------------------------------------------------------------
       Net Cash Used in Operating                         $(1,930,463)  $    (1,622,180)  $   (3,374,514)
       Activities
                                           ----------------------------------------------------------------
Cash Flows From Investing Activities
       Purchase of fixed assets                              (274,956)         (134,766)         (86,786)
                                           ----------------------------------------------------------------
       Net Cash Used in Continuing
       Operations                                            (274,956)         (134,766)         (86,786)
       Net Cash Provided by Discontinued
       Operations                                                   -                 -           85,959
                                           ----------------------------------------------------------------
       Net Cash Used in Investing
       Activities                                            (274,956)         (134,766)            (827)
                                           ----------------------------------------------------------------

          See accompanying summary of accounting policies and notes to the financial statements

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)


Cash Flows From Financing Activities
 Proceeds from shareholder loans                              2,288,740    1,760,588    3,526,846
 Contributions from related parties                              10,000            -            -
 Payments on notes payable                                            -            -      (68,023)
 Payments on lease payable                                            -            -      (60,875)
                                                   ------------------------------------------------
 Net Cash Provided by Continuing Operations                   2,298,740    1,760,588     3,397,948
 Net Cash Used in Discontinued Operations                             -            -       (49,326)
                                                   ------------------------------------------------
 Net Cash Provided by Financing Activities                    2,298,740    1,760,588     3,348,622
                                                   ------------------------------------------------
Net change in cash                                               93,321        3,642       (26,719)
Cash at beginning of period                                       5,147        1,505        28,222
                                                   ------------------------------------------------
Cash at end of period                               $            98,468  $     5,147    $    1,503
                                                   ================================================



Supplemental disclosures:
Income Tax Paid                                    $                  -  $         -    $       -
Interest Paid                                                    18,409        4,026        5,478
Non-cash operating and financing activities:
Common Stock issued for conversion of note
payable and
       accrued interest to equity                  $          2,310,304  $         -    $       -
Preferred Stock dividend                                        510,300            -            -
Offset of Related Party Receivable with note
payable due
       to shareholder                                            75,232            -            -
Conversion of preferred stock to common stock                     1,310            -            -
Stock issued for subisdiary                                         144            -            -

                See accompanying summary of accounting policies
                     and notes to the financial statements

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (audited)

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

SMS acquired 100% of YCO Holdings, Inc. ("YCO") on January 2, 2003, and shut down its operations on October 8, 2003. YCO filed for bankruptcy on March 29, 2004 (see Note 16).

SMS acquired 100% of BioLynx, Inc. ("BioLynx") on July 1, 2003 (see Note 8). On April 27, 2004, BioLynx, Inc. changed its name to Aspect Business Solutions, Inc. ("ASPECT"). In 2004, ASPECT expanded its product line to include the use of its biometric admission devices as part of an expanded security system and has coupled its time and attendance product with a payroll function to make a more complete system. In 2005, ASPECT recently was approved to become a Licensed Reseller of certain corporate and personnel management systems developed by Microsoft Corporation and has shifted its focus towards this industry.

SMS acquired 100% of SMS Envirofuels, Inc. ("SMSE"), on April 6, 2005 (see Note
9). SMSE has developed a plant to produce bio-diesel (a biodegradable alternative fuel) from soybean oil. The SMSE plant has the capacity to produce up to 2,000,000 gallons of bio-diesel per year. The Company operates the bio-diesel plant through SMS Envirofuels, Inc. its wholly owned subsidiary as a part of its Environmental Solutions Division. This division is a compliment to the Company's Business Solutions Division, which includes its wholly owned subsidiary, Aspect Business Systems, Inc.

Change in Fiscal Year. Effective for fiscal year 2004, the Company changed its year end to December 31 from June 30 each year. Additionally, SMS previously changed its year from December 31 to June 30. As a result of this change, the Consolidated Statements of Operations, Cash Flows, and Stockholders' Equity (Deficit) are presented for the fiscal year ended December 31, 2005, six months ended December 31, 2004, and the fiscal year ended June 30, 2004. For comparative purposes only, the following table presents the condensed results of operations for the twelve month periods ended December 31, 2005 and 2004:

                                                                                                       (unaudited)

                                                                                   2005                    2004
                                                                              ------------------------------------
Revenue                                                                      $  2,463,677            $     87,583
Cost of sales                                                                   2,136,225                 122,362
                                                                              ------------            ------------
                  Gross margin                                                    327,452                 (34,779)
General and administrative                                                      3,014,090               2,644,729
Impairment
Research and development                                                                -                 471,332
                                                                              -----------             ------------
                  Total operating expenses                                      3,014,090               3,116,061
                                                                              ------------            ------------
                  Net Operating Loss                                           (2,686,638)             (3,150,840)
Interest income                                                                                             2,452
Interest expense                                                                 (346,767)               (360,194)
                                                                              ------------            ------------
       Loss from continuing operations                                         (3,033,405)             (3,508,582)
       Income from discontinued operations                              $               -            $  2,621,157
                                                                              ------------            ------------
              NET LOSS                                                       $ (3,033,405)           $   (887,425)
                                                                              ============            ============
Basic and diluted loss per share for continuing operations                   $      (0.17)           $      (0.58)
Basic and diluted loss per share for discontinued operations            $               -            $       0.43
                                                                              ------------            ------------
Total Basic and diluted loss per share                                       $      (0.17)           $      (0.15)
Weighted average shares outstanding                                            17,428,789               6,080,624

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2005.

Revenue Recognition. ASPECT recognizes revenue from sales of hardware and software when the earning process is complete and the risks and rewards of ownership have transferred to the customer. Service revenues are recognized as services are provided. SMSE recognizes sales at point of delivery, which is FOB Poteet, Texas.

Allowance for Doubtful Accounts. SMS analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. There is currently no allowance for doubtful accounts.

Inventory. Inventories are valued at the lower of cost or market using the First In First Out (FIFO) method. Raw Materials are procured and upon processing flow from into Work in Process and then into the Finished Goods account. The entire process takes approximately 12-13 hours. Finished Goods turn around within 72 hours, therefore the need for estimated inventory valuation allowances for excess, slow moving or obsolete inventory is not necessary.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to current operations. For the 12 month period ending December 31, 2005, Property & Equipment includes $76,250 of SMSE plant equipment to be put in operation in early 2006. It will not be depreciated until operational.

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Goodwill from the purchase of ASPECT of $5,271,967 was impaired for the year ended June 30, 2004.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. During the periods presented, the Company has not been required to pay federal income taxes.

Interest. Interest expense is based on the varying instruments and their stated or imputed rates of interest. Interest paid was $18,409, $4,026 and $5,478 for the year ended December 31, 2005, six months ended December 31, 2004 and year ended June 30, 2004 respectively. In 2005 and 2004, conversions of note payables and the interest accrued there upon have been converted to capital. As part of this conversion, $99,282, $0, and $102,665 of interest accrued have been converted to capital for the year ended December 31, 2005, six months ended December 31, 2004 and the year ended June 30, 2004, respectively.

Basic And Diluted Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2005 or 2004.

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

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not issued options to employees in the past and does expect any impact by the adoption of this pronouncement.

NOTE 2 - GOING CONCERN

SMS incurred a net loss of $3,033,405 for the twelve months ended December 31, 2005, and has a working capital deficit of $4,333,808 as of December 31, 2005. These conditions create an uncertainty as to SMS's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.


NOTE 3 - INVENTORY


                                              At December           At December                        At June
                                                31, 2005              31, 2004                        30, 2004

Raw Material                                     23,867                   -                              -
Work in Process                                  55,221                   -                              -
Finished Goods                                    2,599                   -                              -
                                   ---------------------------------------------------------------------------
                                                 81,687                   -                              -

Prior to the acquisition of SMSE, the Company nor its subsidiaries carried inventoriable items.


NOTE 4 - PROPERTY & EQUIPMENT


                                                                    Depreciation
                                                                        Lives
Computer and other electronics                                            3              $    246,372
Furniture, office equipment and fixtures                                  5                   211,111
Plant equipment                                                           7                     9,541
Plant storage tanks                                                      20                    47,138
Production processing system phase 1                                     10                   245,903
Production processing system phase 2 (nonoperational)                    10                    76,250
Leasehold improvement                                                    10                    53,947
                                                                                         -------------
                                                                                         $    890,262
                 Less: accumulated depreciation                                              (467,702)
                                                                                         -------------
                                                                                         $    422,560
                                                                                         ------------

Production equipment for Phase II expansion has been purchased for the Company's subsidiary SMSE. At December 31, 2005, the equipment was not yet operational and no depreciation has been expensed related to this equipment.


NOTE 5- NOTES PAYABLE TO RELATED PARTIES

On April 15, 2003, SMS signed a one-year promissory note for a line of credit up to $2,000,000. This note was extended for an additional one-year term on April 15, 2004. On March 7, 2006, the credit line was reduced to $500,000 and extended to December 31, 2006. The line of credit bears 10 percent interest, is payable on demand and it has no collateral. As of December 31, 2005, the principal balance was $282,300 and accrued interest was $33,296.

On February 24, 2003, SMSE signed a one-year promissory note for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006. The line of credit bears 10 percent interest, is payable on demand and it has no collateral. As of December 31, 2005, the principal balance was $1,764,592 and accrued interest was $274,234.

The majority stockholder of SMS also advances money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. As of December 31, 2005, the balance owed was $1,447,996.

Total principal amounts due at December 31, 2005 are $3,494,887.


NOTE 6- INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 as follows:

                                                          December 31,
                                                              2005
       Deferred tax assets:                               ------------
         Net operating loss carryforward                  $ 3,442,321
         Less:  valuation allowance                        (3,442,321)
                                                          ------------
       Net current deferred tax assets                    $      -
                                                          ============
NOTE 7- COMMITMENTS AND CONTINGENCIES

YCO Holdings, Inc. was a party to an office space operating lease agreement with an unrelated party for a term expiring on January 31, 2007. Although this contract was subject to the bankruptcy filing, the lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months.

                                                  Settlement
                  12 Months Ending              Payments Due
                  ----------------              ------------
                  December 31, 2006                 $ 87,500
                  December 31, 2007                   90,000
                  December 31, 2008                   90,000
                  December 31, 2009                   90,000
                  December 31, 2010                   90,000
                  December 31, 2011                   22,500
                                                ------------
                                                    $470,000
                                                ============

ASPECT and SMSE currently lease the space they occupy. The SMSE lease payments are made to a related party (see Note 17). Combined minimum annual lease payments are summarized as follows:

                                                       Lease
                  12 Months Ending              Payments Due
                  ----------------              ------------
                  December 31, 2006                 $356,258
                  December 31, 2007                  365,595
                  December 31, 2008                  375,969
                  December 31, 2009                  302,311
                  December 31, 2010                   72,000
                                                ------------
                                                  $1,472,133
                                                ============

On November 24, 2004, the Company filed suit against former officers and directors of YCO Holdings, Inc. and certain of its subsidiaries. This litigation claimed damages in connection with the information provided to the Company in connection with the acquisition of YCO Holdings, Inc. and its subsidiaries. On May 10, 2005, these former employees countersued the Company for salaries claimed under certain employment agreements, damages claimed in connection with purported assumption of certain debts by the Company. This case was settled out of court with no future liability to the company.

In July of 2004, three lawsuits were brought against SMS for damages in connection with loans made and services performed for YCO Holdings, Inc. The lawsuits were settled for $240,000 with weekly payments which began in November, 2004 and ended in April of 2005.

In January of 2006, the Internal Revenue place a tax lien on the assets of ASPECT, one of the Company's subsidiaries. The principal balance due of $106,000 is related to the payroll taxes due for second and third quarters of 2005. This and accrued interest of $43,000 are recorded in the Accrued interest and expense balance at December 31, 2005. ASPECT requested a collection due process hearing and is in current discussions with the Internal Revenue Service to reach an agreed upon installment plan to pay the liability due.


NOTE 8- PURCHASE OF ASPECT

On July 1, 2003, SMS issued 2,000,000 shares of common stock to purchase the net assets of ASPECT. The stock was valued at $2,400,000. Results of operations from ASPECT have been included in these financial statements since ASPECT's acquisition in July 2003. The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

 Assets acquired
         Accounts receivable, net                        $     12,308
         Property and equipment, net                          116,494
         Prepaid expenses                                       4,360
         Goodwill                                           5,271,967


  Liabilities assumed
         Accounts payable                                   (176,241)
         Lease payable                                       (87,906)
         Notes payable                                    (2,740,982)
                                                         ------------
                                                         $  2,400,000
                                                         ============

Goodwill in the purchase of ASPECT represents the excess of the purchase price paid of 2,000,000 shares valued at $1.20 per share, or $2,400,000 over the fair value of the assets acquired of $133,164 net of the liabilities assumed of $3,005,129. At the time the agreement was signed, management believed the purchase price of ASPECT to be a fair value, thus creating the goodwill.

SMS purchased ASPECT to expand its business to include time and attendance data, web-enabled, biometric-based time and attendance solutions.

Prior to the acquisition, the son-in-law of the majority stockholder of SMS was the President and COO of Biolynx (now Aspect).


NOTE 9 - PURCHASE OF SMS ENVIROFUELS, INC.

On April 6, 2005, SMS acquired all of the outstanding stock of SMS Envirofuels, Inc. in exchange for 1,444,444 shares of its common stock. The acquisition was accounted for under the pooling method due to the fact that a majority shareholder of SMS Envirofuels is also a majority shareholder of SMS. All of the assets, liabilities, profit and loss of SMS Envirofuels are combined with SMS as if the companies have been consolidated from their inception.


NOTE 10 - EQUITY

On March 17, 2004, SMS authorized 50,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Stock") with an aggregate face value of $5,000,000 ($100 per share face value). On April 23, 2004 SMS authorized the increase of Series A Stock to 60,000 shares with an aggregate face value of $6,000,000. Each share is convertible, at the option of the holder, into shares of Common Stock. In the event of conversion, the number of shares of Common Stock to be issued on account of each share of Series A Stock shall be determined by dividing the number of shares plus the amount of any accrued unpaid dividends thereon by the fixed rate of $.20 (the fair market value of the common stock at May 17, 2004). SMS may, at its option, at any time commencing two years after the initial date of issuance of the Series A Stock, redeem all or any portion of the outstanding shares of Series A Stock. The holders of record of the Series A Stock shall be entitled to receive cumulative dividends at a rate of ten percent per annum on the face value. Dividends that have not been redeemed or converted shall be payable quarterly in arrears when and as declared by the Board. Each share of Series A Stock shall be entitled to one vote for each share of Common Stock into which the Series A Stock is convertible.

On May 7, 2004, 100,000 shares of common stock valued at $45,000 for payment for services as a director were issued.

During April and May 2004, 55,271 shares of Series A Cumulative Convertible Preferred Stock were issued in exchange for $5,527,098 of debt from related parties.

On March 18, 2005, SMS authorized 50,000 shares of Series B Cumulative Convertible Preferred Stock ("Series A Stock") with an aggregate face value of $5,000,000 ($100 per share face value). Each share is convertible, at the option of the holder, into shares of Common Stock. In the event of conversion, the number of shares of Common Stock to be issued on account of each share of Series B Stock shall be determined by dividing the number of shares plus the amount of any accrued unpaid dividends thereon by the fixed rate of $.90, (the same as the price quoted on the NASDAQ:BB at March 18, 2005). SMS may, at its option, at any time commencing two years after the initial date of issuance of the Series B Stock, redeem all or any portion of the outstanding shares of Series B Stock. The holders of record of the Series B Stock shall be entitled to receive cumulative dividends at a rate of ten percent per annum on the face value. Dividends that have not been redeemed or converted shall be payable quarterly in arrears when and as declared by the Board. Each share of Series B Stock shall be entitled to one vote for each share of Common Stock into which the Series B Stock is convertible.

During March 2005, 23,103 shares of Series B Cumulative Convertible Preferred Stock were issued in exchange for $2,310,300 of debt from related parties.

On March 22, 2005, a majority shareholder converted all of the outstanding Series A and Series B Cumulative Preferred Stock into 13,101,400 shares of the Company's common stock in accordance with the provisions of the Certificate Designation of Rights and Preferences for each such Series.

On March 22, 2005, SMS authorized a reverse split of the Company's common stock by an exchange of one (1) new share for each two and one half (2.5) existing shares. Any fractional shares created by this split shall be truncated to the nearest whole share so that no cash will be paid for any such fractional shares. This effectively reduced the number of common shares outstanding to 19,195,942. All references to common stock in these financials reflect the effect of the reverse split.

NOTE 11 - STOCK OPTIONS & WARRANTS FOR ASPECT

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

ASPECT was purchased in July 2003 and the Goodwill resulting of $5,271,967 was impaired during the year ended June 30, 2004.


NOTE 13 - RESTATEMENT OF PRIOR YEAR DUE TO ACQUISITION

As a result of the acquisition discussed in Note 3, the numbers provided for the six months ended December 31, 2004 and the year ended June 30, 2004 are restatements of prior filings. The acquisition was accounted for by the Pooling of Interest business combination method. Below is a schedule of those changes.


                                                   Six Months Ended                   Year Ended
                                                   December 31, 2004                June 30, 2004

                                             Previously                       Previously
                                               Reported        Restated         Reported       Restated
Net Income                                   (1,306,417)     (1,646,127)      (6,165,883)    (6,799,768)
Earnings Per Share                                (0.09)          (0.14)           (0.40)         (0.58)
Weighted average shares outstanding*         15,236,355       6,080,624       15,236,355      6,067,110

* Board authorized a 1:2.5 reverse stock split on March 21, 2005

NOTE 14 - OPERATING SEGMENTS AND RELATED INFORMATION

                                   Software Sales,
                                  Programming, Data      Alternative
                                 Capturing  & Storage       Fuels            All Other        Total
------------------------------------------------------------------------------------------------------
12 Month Ended December 31, 2005
------------------------------------------------------------------------------------------------------
   Net Sales                   $        234,753    $     2,228,924    $             -     $  2,463,677
   Profit from
   Operations                        (1,672,908)          (408,482)          (605,248)      (2,686,638)
   Identifiable assets                   15,017            407,542                  -          422,559
   Capital Expenditures                  50,950            224,006                  -          274,956
   Depreciation                          44,283             26,989                  -           71,272
------------------------------------------------------------------------------------------------------
6 Month Ended December 31, 2004
------------------------------------------------------------------------------------------------------
   Net Sales                   $         68,792    $         7,501    $             -     $     76,293
   Profit from
   Operations                          (952,856)          (285,935)          (279,457)      (1,518,248)
   Identifiable assets                   58,350            228,317                  -          286,667
   Capital Expenditures                  15,967            118,799                  -          134,766
   Depreciation                          30,844              2,531                  -           33,375
------------------------------------------------------------------------------------------------------
12 Month Ended June 30, 2004
------------------------------------------------------------------------------------------------------
   Net Sales                   $         28,515    $        18,274    $             -     $     46,789
   Profit from
   Operations              (1)       (1,457,833)          (586,218)        (6,336,152)      (8,380,203)
   Identifiable assets                   73,227            112,049                  -          185,276
   Capital Expenditures                   9,649             77,137                  -           86,786
   Depreciation                          52,916                623                  -           53,539
------------------------------------------------------------------------------------------------------

(1) All other include impairement of goodwill related to the purchase of its subsidiary Aspect as discussed above in Note 1 and 12


The Company reports its operations by segments, which for the Company, relate to specific subsidiaries and therefore are individually managed and have separate financial results that are viewed by the Company's chief operating decision-maker. Profit from operations is net sales less cost of sales and selling, general and administrative expenses. There are two segments: Software sales, programming, and data capturing and storage and Renewable Energies. In addition, the Company reports certain administrative activities under the corporate segment labeled "All Other".


ASPECT's revenues are generated from software sales, programming, and data capturing and storage. ASPECT operates only in the United States and in 2005 expanded its region from Texas to several other states in the country. Prior to 2005, ASPECT's main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2005, ASPECT expanded its services and began to concentrate on reselling, implementing and providing consulting services for Microsoft business products. For 2005, these new services provide 95% of this segments revenue.

SMSE's revenues are 100% generated from the sale of alternative fuels. SMSE has concentrated on the production of a high quality and low cost biodiesel for fuel distributors, jobbers and state and local governmental fleets. Biodiesel is a domestic renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean oil. 97% of the revenue generated in 2005 was from sales to Texas based customers.


NOTE 15 - MAJOR CUSTOMERS AND SUPPLIERS

It is in the Company's subsidiaries that identifiable major customers and suppliers exist. Since its inception, SMSE has had one major customer that accounts for 84% of its revenue and one major supplier of raw material that accounted for 88% of its purchases of raw material. The production of biodiesel requires that its main input of raw materials be the vegetable being used to convert to fuel. ASPECT's customer base was varied with no single customer providing the majority of revenues. In 2004, one customer accounted for 73% of the revenue. In 2005, two customers, not associated with the major customer in 2004, accounted for 50% of the revenue. These customers contracted with ASPECT to convert and/or implement software, activities that for these customers will not repeat itself in the near future. ASPECT has no major suppliers as 90% of the services sold are provided by in house staff.


NOTE 16 - DISCONTINUED OPERATIONS

YCO Holdings, Inc., filed a voluntary petition for protection from its creditors in the United States Bankruptcy Court for the Southern District of Texas on March 29, 2004. The meeting of creditors in that case was held on April 30, 2004. At the creditors' meeting, the United States Trustee declared the case to be a "no asset" case and recommended that it be closed. As of June 30, 2004 the Company filed Chapter 7 of the United States Bankruptcy Code, and as a result of the bankruptcy the Company recognized a gain of $2,667,098 resulting from the discharge of liabilities.


NOTE 17 - RELATED PARTY TRANSACTIONS

The majority stockholder of SMS advances money to SMS and Aspect on an as needed basis (see note 5).

The purchase of Aspect by SMS involved related parties. Prior to the acquisition, the son-in-law of the majority stockholder of SMS was the President and COO of Biolynx (now Aspect) (see note 8).

The purchase of SMS Envirofuels, Inc. involved related parties. Prior to the acquisition, a majority stockholder owned the majority stock of SMS Envirofuels, Inc. (see Note 9)

A majority stockholder in the Company also has ownership in the company who leases the land and office in Poteet, Texas to SMS Envirofuels, Inc. (see note
7).


NOTE 18 - SUBSEQUENT EVENTS

On January 26, 2006, the Company signed a Secured Promissory Note for $500,000 which was received February 3rd 2006. The note bears 10% interest and matures on August 1, 2006. The note is secured by certain equipment to be purchased by the Company's subsidiary SMSE in early 2006.

In February 2006, a lawsuit was dismissed pursuant to a comprehensive settlement agreement which required the Company to make payments in the amount of $470,000 over the next 60 months (see Note 7)

On March 7, 2006 United Manager's Group extended and revised the line of credit to the Company. The revised amount is $500,000 and it will mature on December 31, 2006 (see Note 5).

On March 7, 2006 United Manager's Group extended and revised the line of credit to SMSE, the Company's subsidiary. The revised amount is $2,000,000 and it will mature on December 31, 2006 (see Note 5).