Form 10QSB
period 2006-03-31
Systems Management Solutions Inc
filed 2006-05-12
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

   Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

                          Commission File No. 333-45210

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

 Number of shares outstanding of each of the issuer's classes of common equity:


             Class                           Outstanding as of May 15, 2006
-------------------------------              ------------------------------
Common stock, $0.0001 par value                        20,690,386


   The issuer is not using the Transitional Small Business Disclosure format.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----



PART I.   FINANCIAL INFORMATION...............................................1


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS...................................1


ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS.....................................6


ITEM 3.   CONTROLS AND PROCEDURES.............................................7


PART II - OTHER INFORMATION...................................................7



ITEM 1.   LEGAL PROCEEDINGS...................................................7


ITEM 2.   EXHIBITS AND REPORTS ON FORM 8-K....................................8


SIGNATURES....................................................................9


CERTIFICATIONS


EXHIBIT NO, 31.1 - CERTIFICATION PRESIDENT AND CHIEF EXECUTIVE OFFICER........10

EXHIBIT NO. 31.2 - CERTIFICATION CHIEF FINANCIAL OFFICER......................11

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
                   - PRESIDENT

                           AND CHIEF EXECUTIVE OFFICER........................12

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
                   - CHIEF

                           FINANCIAL OFFICER..................................13

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                2006                    2005
                                                                            (unaudited)
                 ASSETS
Current Assets
      Cash                                                                      $ 86,597              $ 98,468
      Accounts receivable                                                        166,519                     -
      Accounts receivable-related parties                                         24,566                93,142
      Inventory                                                                   95,085                81,687
      Capitalized Loan Costs, net of accumulated
        amortization of $10,000                                                   20,000                     -
      Other                                                                        8,661                13,088
                                                                           --------------     -----------------

            Total Current Assets                                                 401,428               286,385

Property and equipment, net of accumulated depreciation of
      $479,170 &  $ 467,702                                                      502,360               422,560
Deposits                                                                         255,000                 4,000
                                                                           --------------     -----------------

            Total Assets                                                      $1,158,788             $ 712,945
                                                                           ==============     =================

                 LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
      Accounts payable                                                         $ 451,725             $ 296,745
      Accounts payable - related parties                                          72,000                54,000
      Accrued interest and expense                                               326,242               375,985
      Accrued interest and expense - related parties                             371,885               311,076
      Litigation Settlement Liability                                             67,500                87,500
      Other Loans                                                                496,333                     -
      Shareholder loans                                                        3,706,887             3,494,887
                                                                           --------------     -----------------

            Total Current liabilities                                          5,492,572             4,620,193

Long-Term Liabilities
      Litigation Settlement Liability                                            382,500               382,500
                                                                           --------------     -----------------

            Total Liabilities                                                  5,875,072             5,002,693

Stockholders' Deficit
      Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
        shares issued and outstanding                                                  -                     -
      Common stock, $.0001 par value, 100,000,000 shares
        authorized, 20,690,386 & 20,640,386 shares issued and outstanding          2,069                 2,064
      Additional paid-in capital                                              19,472,486            19,429,420
      Accumulated deficit                                                    (24,190,839)          (23,721,232)
                                                                           --------------     -----------------

            Total Stockholders' Deficit                                       (4,716,284)           (4,289,748)
                                                                           --------------     -----------------

                 Total Liabilities and Stockholders' Deficit                  $1,158,788             $ 712,945
                                                                           ==============     =================

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (unaudited)



                                                                      Restated
                                                      2006              2005
                                                 ------------      -------------

Revenue                                          $    876,253      $     94,251

Cost of sales                                         781,008            96,078
                                                 ------------      ------------

      Gross margin                                     95,245            (1,827)

General and administrative                            435,887           745,455
Depreciation                                           12,163            16,801
Amortization                                           11,833                --

                                                 ------------      ------------

      Total operating expenses                        459,883           762,256

                                                 ------------      ------------
      Net Operating Loss                             (364,638)         (764,083)


Interest expense                                     (104,969)          (88,331)

                                                 ------------      ------------
             NET LOSS                            $   (469,607)     $   (852,414)
                                                 ============      ============



Basic and diluted loss per share                 $      (0.02)     $      (0.11)

Weighted average shares outstanding                20,673,164         7,550,253

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 2006
                                   (unaudited)

                                                                             Restated
                                                                  2006         2005
                                                              ---------    ----------
Cash Flows From Operating Activities
      Net loss                                                $(469,607)   $(852,414)

      Adjustments to reconcile net loss to net cash used in
          operating activities:
                Imputed Interest                                 37,570       41,054
                Depreciation                                     12,163       16,801
                Amortization                                     11,833           --
                Loss on disposal of equipment                     7,595           --
          Changes in:
                Accounts receivable                             (73,377)     (61,216)
                Accounts receivable - related parties           (24,566)     (17,904)
                Inventory                                       (13,399)      12,575
                Current assets                                 (276,573)      10,713
                Accounts payable                                154,980       85,998
                Accounts payable - related parties               18,000       13,000
                Accounts payable - settlement                   (20,000)          --
                Accrued expenses                                (49,742)      24,905
                Accrued expenses - related parties               60,809           --

                                                              ---------    ---------
      Net Cash Used in Operating Activities                    (624,314)    (726,488)
                                                              ---------    ---------


Cash Flows From Investing Activities
      Purchase of fixed assets                                  (99,558)     (91,350)

                                                              ---------    ---------
      Net Cash Used in Investing Activities                     (99,558)     (91,350)
                                                              ---------    ---------

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)


Cash Flows From Financing Activities
      Proceeds from shareholder loans                         212,000       812,036
      Proceeds from other loans                               500,000            --
      Contributions from related parties                           --        10,000

                                                           ----------    ----------
      Net Cash Provided by Financing Activities               712,000       822,036
                                                           ----------    ----------

Net change in cash                                            (11,871)        4,198
Cash at beginning of period                                    98,468         5,147
                                                           ----------    ----------

Cash at end of period                                      $   86,597    $    9,345
                                                           ==========    ==========




Supplemental disclosures:
Income Tax Paid                                            $       --    $       --
Interest Paid                                                     603            --

Non-cash operating and financing activities:
Common Stock issued for conversion of note payable and
      accrued interest to equity                           $       --    $2,310,304
Preferred Stock dividend                                           --       510,300
Offset of Related Party Receivable with note payable due
      to shareholder                                               --        75,232
Conversion of preferred stock to common stock                      --         1,310
Common Stock issued as loan discount for Note Payable           5,500            --

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.


NOTE 2 - EQUITY

On February 1, 2006, SMS issued 50,000 shares of common stock to a lender as additional incentive to make such loan (see Note 5)


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


NOTE 4 - RESTATEMENT OF PRIOR YEAR DUE TO ACQUISITION

As a result of the acquisition discussed in Note 3, the numbers provided for the three months ending March 31, 2005 are restatements of prior filings. The acquisition was accounted for by the Pooling of Interest business combination method. Below is a schedule of those changes.


                                                        Three Months Ended
                                                          March 31, 2005

                                                    Previously
                                                     Reported       Restated

Net Income                                            (670,277)     (852,414)

Earnings Per Share                                       (0.09)        (0.11)

Weighted average shares outstanding*                 7,550,253     7,550,253

NOTE 5 - NEW PROMISSORY NOTE

On February 3, 2006, The Company signed a secured promissory note in the amount of $500,000 to an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest is 10% and the note expires on August 1, 2006. As incentive to make this loan, the lender was issued 50,000 shares of the Company's common stock.


ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

      The Company is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. ("ASPECT) and SMS Envirofuels, Inc. ("SMSE").

      As previously reported, ASPECT has expanded its product and service offerings, which previously were focused on its biometric time and attendance product. ASPECT now provides custom programming, support and Microsoft systems products to its customers. During 2004, ASPECT became a Microsoft Certified Partner which enabled it to remarket a specific line of software developed by Microsoft Corporation. During the 1st quarter, the majority of ASPECT's revenue was generated from two sources, the final stages of an implementation that was begun in the summer of 2005 and client maintenance for the restructuring of the customer's database. The remainder of the quarter was focused on new client marketing and sales efforts. These efforts have produced one new customer contract and several more contracts that are currently being negotiated.

      SMS Envirofuels began processing biodiesel continuously, although not consistently, in April 2005. Since then, the manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During this quarter, management had increased its sales prices and expansion for the production of biodiesel had begun. With the expansion targeted to be complete in June 2006, SMSE can expect to increase its production from 2,000,000 gallons of biodiesel per year to 5,000,000. In March, the company received a biodiesel production subsidy from the USDA for its production of biodiesel using soy oil purchased from American farmers during the fourth quarter of 2005 (U.S. Department of Agriculture, Commodity Credit Corporation, Bioenergy Program). The subsidy for the fourth quarter production was based on 215,058 gallons of biodiesel produced by SMSE. This program has an expiration date of September 30, 2006. However, SMSE has received notification that due to the exhaustion of funds, the USDA will be terminating its agreements as of June 30, 2006. It has been the goal of SMSE to operate without reliance on this subsidy. The expansion will allow SMSE to take advantage of lower bulk pricing for its raw material and the increase in margin generated from the increase in production out paces the costs associated with the increase. The Company anticipates increasing demand and production operations to remain at or near capacity in the 2nd quarter of 2006.


      SMS incurred a net loss of $469,607 for the three months ended March 31, 2006, and had a working capital deficit of $5,091,144 as of March 31, 2006. These conditions create an uncertainty as to The Company's ability to continue as a going concern. The Company has seen improvement in the operating results of ASPECT and SMS Envirofuels during the past months. However, the Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available. The Company will not be able to continue operations without them. The Company does not plan on significant changes in the number of employees in the near future. Neither does the Company plan on a purchase or sale of plant or significant equipment. However, it remains a central focus of the Company to pursue acquisition targets and to expand its current biodiesel plant production capacity, which will enhance the ability of the Company to satisfy its cash requirements.


ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information required to be included in the Company's periodic reports and filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


(b) In addition, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.




                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

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

                  6. On February 20, 2006, the Company filed Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on Form 8-K, as a result of the restatement of the financial statements for the Year Ending December 31, 2002

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2006

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