Form 10QSB
period 2006-06-30
Systems Management Solutions Inc
filed 2006-08-10
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

            Quarterly Report of Small Business Issuers under Section
             13 or 15(d) of the Securities Exchange Act of 1934 for
                    the quarterly period ended June 30, 2006

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

      Number of shares outstanding of each of the issuer's classes of common equity:


             Class                            Outstanding as of August 08, 2006
-----------------------------------           ----------------------------------
 Common stock, $0.0001 par value                          20,690,386


   The issuer is not using the Transitional Small Business Disclosure format.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----


PART I.   FINANCIAL INFORMATION.......................................................................1



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS ..........................................................1


ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS.............................................................5


ITEM 3.   CONTROLS AND PROCEDURES.....................................................................5



PART II - OTHER INFORMATION...........................................................................7



ITEM 1.   LEGAL PROCEEDINGS...........................................................................7


ITEM 2.   EXHIBITS AND REPORTS ON FORM 8-K............................................................7


SIGNATURES............................................................................................9


CERTIFICATIONS


EXHIBIT NO, 31.1 - CERTIFICATION PRESIDENT AND CHIEF EXECUTIVE OFFICER...............................10

EXHIBIT NO. 31.2 - CERTIFICATION CHIEF FINANCIAL OFFICER.............................................11

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - PRESIDENT
                           AND CHIEF EXECUTIVE OFFICER...............................................12

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - CHIEF
                           FINANCIAL OFFICER.........................................................13

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,        December 31,
                                                                                 2006              2005
                                                                             (unaudited)
                 ASSETS
Current Assets
      Cash                                                                   $    124,666     $     98,468
      Accounts receivable                                                         181,124               --
      Accounts receivable-related parties                                          33,389           93,142
      Inventory                                                                   193,283           81,687
      Capitalized Loan Costs, net of accumulated
        amortization of $25,000                                                     5,000               --
      Other                                                                        12,702           13,088
                                                                              ------------    ------------

            Total Current Assets                                                  550,164          286,385

Property and equipment, net of accumulated depreciation of
      $491,496 & $ 467,702                                                        549,743         422,560
Deposits                                                                          255,000            4,000
                                                                              ------------    ------------

            Total Assets                                                     $  1,354,907     $    712,945
                                                                             ============     ============

                 LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
      Accounts payable                                                       $    802,534     $    296,745
      Accounts payable - related parties                                           45,000           54,000
      Accrued interest and expense                                                236,135          375,985
      Accrued interest and expense - related parties                              435,098          311,076
      Litigation Settlement Liability                                              90,000           87,500
      Other Loans                                                                 499,083               --
      Shareholder loans                                                         3,804,387        3,494,887
                                                                              ------------    ------------

            Total Current liabilities                                           5,912,237        4,620,193

Long-Term Liabilities
      Litigation Settlement Liability                                             337,500          382,500
                                                                              ------------    ------------

            Total Liabilities                                                   6,249,737        5,002,693

Stockholders' Deficit
      Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
        shares issued and outstanding                                                  --               --
      Common stock, $.0001 par value, 100,000,000 shares
        authorized, 20,690,386 & 20,640,386 shares issued and outstanding           2,069            2,064
      Additional paid-in capital                                               19,514,280       19,429,420
      Accumulated deficit                                                     (24,411,179)     (23,721,232)
                                                                              ------------    ------------

            Total Stockholders' Deficit                                        (4,894,830)      (4,289,748)
                                                                              ------------    ------------

                 Total Liabilities and Stockholders' Deficit                 $  1,354,907     $    712,945
                                                                             ============     ============

             SYSTEMS MANAGEMENT SOLUTIONS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS
      Three and Six Months Ended June 30, 2006 and 2005
 (unaudited)


                                             Three Months Ended                 Six Months Ended
                                           2006              2005             2006             2005
                                       ------------     ------------     ------------     ------------
Revenue                                $  1,968,500     $    513,538     $  2,844,753     $    607,789

Cost of sales                             1,611,254          682,296        2,392,262          778,374
                                       ------------     ------------     ------------     ------------

        Gross margin                        357,246         (168,758)         452,491         (170,585)

General and administrative                  425,059          729,607          857,851        1,475,058
Depreciation                                 15,243           26,745           27,406           43,546
Amortization                                 17,750               --           29,583               --
Loss on disposal of equipment                 7,083                            10,178

                                       ------------     ------------     ------------     ------------

        Total operating expenses            465,135          756,352          925,018        1,518,604

                                       ------------     ------------     ------------     ------------
        Net Operating Loss                 (107,889)        (925,110)        (472,527)      (1,689,189)


Interest expense                           (112,451)         (74,056)        (217,420)        (162,389)

                                       ------------     ------------     ------------     ------------
              NET LOSS                 $   (220,340)    $   (999,166)    $   (689,947)    $ (1,851,578)
                                       ============     ============     ============     ============


Basic and diluted loss per share       $      (0.01)    $      (0.05)    $      (0.03)    $      (0.14)

Weighted average shares outstanding      20,690,386       19,897,762       20,681,822       13,106,156

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                  2006             2005
                                                               -----------     -----------
Cash Flows From Operating Activities
      Net loss                                                 $  (689,947)    $(1,851,578)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
                Imputed Interest                                    79,365          55,193
                Depreciation                                        27,406          43,546
                Amortization                                        29,583              --
                Loss on disposal of equipment                       10,178              --
          Changes in:
                Accounts receivable                                (87,984)        (79,239)
                Accounts receivable - related parties              (33,389)        (17,905)
                Inventory                                         (111,596)        (90,844)
                Current assets                                     (25,613)         (2,765)
                Accounts payable                                   505,789         537,494
                Accounts payable - related parties                  (9,000)         31,000
                Accounts payable - settlement                      (42,500)             --
                Accrued expenses                                  (139,849)        113,498
                Accrued expenses - related parties                 124,022              --
                                                               -----------     -----------
      Net Cash Used in Operating Activities                       (363,537)     (1,261,600)
                                                               -----------     -----------


Cash Flows From Investing Activities
      Purchase of fixed assets                                    (184,267)       (152,913)
      Deposit on equipment                                        (255,000)             --
      Proceeds from sale of equipment                               19,500
                                                               -----------     -----------
      Net Cash Used in Investing Activities                       (419,767)       (152,913)
                                                               -----------     -----------

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(continued)

                                                               2006           2005
                                                            -----------    -----------

Cash Flows From Financing Activities
        Proceeds from shareholder loans                         309,500      1,399,366
        Proceeds from other loans                               500,000             --
        Contributions from related parties                           --         10,000

                                                            -----------    -----------
        Net Cash Provided by Financing Activities               809,500      1,409,366
                                                            -----------    -----------

Net change in cash                                               26,198         (5,147)
Cash at beginning of period                                      98,468          5,147
                                                            -----------    -----------

Cash at end of period                                       $   124,666    $        --
                                                            ===========    ===========




Supplemental disclosures:
Income Tax Paid                                             $        --    $        --
Interest Paid                                                       603             --

Non-cash operating and financing activities:
Common Stock issued for conversion of note payable and
        accrued interest to equity                          $        --    $ 2,310,304
Preferred Stock dividend                                             --        510,300
Offset of Related Party Receivable with note payable due
        to shareholder                                               --         75,232
Conversion of preferred stock to common stock                        --          1,310
Stock issued for subsidiary                                          --            144
Common Stock issued as loan discount for Note Payable             5,500             --

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. ("SMS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.


NOTE 2 - EQUITY

On February 1, 2006, SMS issued 50,000 shares of common stock to a lender as additional incentive to make such loan (see Note 4)


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


NOTE 4 - NEW PROMISSORY NOTE

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest is 10% and the note expires on August 1, 2006. As incentive to make this loan, the lender was issued 50,000 shares of the Company's common stock.


ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with the Company's consolidated financial statements and related notes thereto, included elsewhere in this report.

     The Company is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. ("ASPECT) and SMS Envirofuels, Inc. ("SMSE").

     As previously reported, ASPECT has expanded its product and service offerings, which previously were focused on its biometric time and attendance product. ASPECT now provides custom programming, support and Microsoft systems products to its customers. During 2004, ASPECT became a Microsoft Certified Partner which enabled it to remarket a specific line of software developed by Microsoft Corporation. During the 1st quarter, the majority of ASPECT's revenue was generated from two sources, the final stages of an implementation that was begun in the summer of 2005 and client maintenance for the restructuring of the customer's database. The remainder of the quarter was focused on new client marketing and sales efforts. These efforts have produced two new customer contracts. One of the contracts is for a complete software implementation and customization which is expected to span from June to September. The revenue earned thus far has effectively doubled the revenue in the 2nd quarter when compared to the 1st quarter.
Revenue from the maintenance of existing customer accounts has remained strong and consistent.

      SMS Envirofuels began processing biodiesel continuously, although not consistently, in April 2005. Since then, the manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During this quarter, management has maintained its sales prices and expansion for the production of biodiesel has been completed. The expansion has increased the production capacity by 3,200,000 gallons annually to 5,000,000 gallons. Management is currently in negotiations with two to three potential buyers of the additional fuel. In May, the company received a biodiesel production subsidy from the USDA for its production of biodiesel using soy oil purchased from American farmers during the first quarter of 2006 (U.S. Department of Agriculture, Commodity Credit Corporation, Bioenergy Program). Gallons of biodiesel produced for the first quarter was 316,900, however the program remits its subsidy based on the gallons produced over the same quarter in the previous year. The second quarter submission by SMSE reflected 649,500 gallons produced of which 436,300 will be eligible for the subsidy payout. The program had an expiration date of September 30, 2006. However, SMSE has received notification that due to the exhaustion of funds, the USDA has terminated its agreement as of June 30, 2006. It has been the goal of SMSE to operate without reliance on this subsidy. The expansion will allow SMSE to take advantage of lower bulk pricing for its raw material and the increase in margin generated from the increase in production out paces the costs associated with the increase. The Company anticipates increasing demand and production operations to remain at or near capacity in the 3rd quarter of 2006.


      SMS incurred a net loss of $220,340 and $689,947 for the three months and six months ended June 30, 2006, respectively and had a working capital deficit of $5,362,073, as of June 30, 2006. These conditions create an uncertainty as to The Company's ability to continue as a going concern. The Company has seen improvement in the operating results of ASPECT and SMS Envirofuels during the past months. However, the Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available. The Company will not be able to continue operations without them. The Company does not plan on significant changes in the number of employees in the near future. Neither does the Company plan on a purchase or sale of plant or significant equipment. However, it remains a central focus of the Company to pursue acquisition targets and to expand its current biodiesel plant production capacity, which will enhance the ability of the Company to satisfy its cash requirements.


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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The final payment will be due in March 2011.



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

Dated: August 08, 2006

                     SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                          a Nevada corporation


                     By:  /s/ James Karlak
                          ---------------------------------------------------
                          James Karlak, President and Chief Executive Officer


                     By:  /s/ Morris Kunofsky
                          -----------------------------------------------
                          Morris Kunofsky, Chief Financial Officer