Form 10QSB
period 2006-09-30
Systems Management Solutions Inc
filed 2006-11-07
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

      Quarterly Report of Small Business Issuers under Section 13 or 15(d)
            of the Securities Exchange Act of 1934 for the quarterly
                        period ended September 30, 2006

                          Commission File No. 333-45210

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

             Nevada                                       88-0460457
(State or other jurisdiction of                (IRS Employer Identification No.)
         incorporation)

      7550 IH-10 West, 14th Floor
          San Antonio, Texas                                 78229
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

Number of shares outstanding of each of the issuer's classes of common equity:

            Class                 Outstanding as of November 03, 2006
-------------------------------   -----------------------------------
Common stock, $0.0001 par value                 20,690,386

The issuer is not using the Transitional Small Business Disclosure format.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I. FINANCIAL
INFORMATION................................................................................     1
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS..................................................     1
ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS....................................................     6
ITEM 3. CONTROLS AND PROCEDURES............................................................     8
PART II - OTHER INFORMATION................................................................     8
ITEM 1. LEGAL PROCEEDINGS..................................................................     8
ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K...................................................     8
SIGNATURES.................................................................................    10
CERTIFICATIONS
EXHIBIT NO, 31.1 - CERTIFICATION PRESIDENT AND CHIEF EXECUTIVE OFFICER.....................    11
EXHIBIT NO. 31.2 - CERTIFICATION CHIEF FINANCIAL OFFICER...................................    12
EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - PRESIDENT
                     AND CHIEF EXECUTIVE OFFICER...........................................    13
EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - CHIEF
                     FINANCIAL OFFICER.....................................................    14

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                            2006           2005
                                                                       -------------   ------------
                                                                        (unaudited)
                                     ASSETS
Current Assets
  Cash                                                                  $    100,460   $     98,468
  Accounts receivable                                                         35,432         93,142
  Accounts receivable-related parties                                         45,353             --
  Inventory                                                                   10,313         81,687
  Other                                                                       13,737         13,088
                                                                        ------------   ------------
    Total Current Assets                                                     205,295        286,385
Property and equipment, net of accumulated depreciation of
  $505,288 & $467,702                                                        553,383        422,560
Deposits                                                                     255,000          4,000
                                                                        ------------   ------------
    Total Assets                                                        $  1,013,678   $    712,945
                                                                        ============   ============
                     LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                      $    612,013   $    296,745
  Accounts payable - related parties                                          63,000         54,000
  Accrued interest and expense                                               198,488        375,985
  Accrued interest and expense - related parties                             500,307        311,076
  Litigation settlement liability                                             90,000         87,500
  Other Loans                                                                500,000             --
  Shareholder loans                                                        3,899,487      3,494,887
                                                                        ------------   ------------
    Total Current liabilities                                              5,863,295      4,620,193
Long-Term Liabilities
  Litigation settlement liability                                            315,000        382,500
                                                                        ------------   ------------
    Total Liabilities                                                      6,178,295      5,002,693
Stockholders' Deficit
  Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
    shares issued and outstanding                                             --                 --
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 20,690,386 & 20,640,386 shares issued and outstanding          2,069          2,064
  Additional paid-in capital                                              19,557,600     19,429,420
  Accumulated deficit                                                    (24,724,286)   (23,721,232)
                                                                        ------------   ------------
    Total Stockholders' Deficit                                           (5,164,617)    (4,289,748)
                                                                        ------------   ------------
      Total Liabilities and Stockholders' Deficit                       $  1,013,678   $    712,945
                                                                        ============   ============

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 2006 and 2005
                                  (unaudited)

                                         Three Months Ended           Nine Months Ended
                                      -------------------------   -------------------------
                                         2006          2005          2006           2005
                                      -----------   -----------   -----------   -----------
Revenue                               $   651,356   $ 1,187,170   $ 3,496,109   $ 1,794,958
Cost of sales                             369,960     1,027,018     2,762,222     1,801,225
                                      -----------   -----------   -----------   -----------
  Gross margin                            281,396       160,152       733,887        (6,267)


General and administrative                434,817       455,369     1,292,668     1,934,593
Depreciation                               16,677        23,606        44,083        67,152
Amortization                                5,917            --        35,500            --
Loss on disposal of equipment              18,754         2,607        28,932         2,607
                                      -----------   -----------   -----------   -----------
  Total operating expenses                476,165       481,582     1,401,183     2,004,352

                                      -----------   -----------   -----------   -----------
  Net Operating Loss                     (194,769)     (321,430)     (667,296)   (2,010,619)
Interest expense                         (118,339)      (74,511)     (335,759)     (236,900)
                                      -----------   -----------   -----------   -----------

    NET LOSS                          $  (313,108)  $  (395,941)  $(1,003,055)  $(2,247,519)
                                      ===========   ===========   ===========   ===========



Basic and diluted loss per share      $     (0.02)  $     (0.02)  $     (0.05)  $     (0.14)
Weighted average shares outstanding    20,690,386    20,640,386    20,684,708    16,346,493

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2006 and 2005
                                  (unaudited)

                                                                        2006          2005
                                                                    -----------   -----------
Cash Flows From Operating Activities
  Net loss                                                          $(1,003,055)  $(2,247,519)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Imputed Interest                                                  122,684        79,246
      Depreciation                                                       44,083        67,152
      Amortization                                                       35,500            --
      Loss on disposal of equipment                                      28,932         2,607
  Changes in:
      Accounts receivable                                                57,710       (41,723)
      Accounts receivable - related parties                             (45,353)      (44,716)
      Inventory                                                          71,374       (36,104)
      Current assets                                                    (26,646)      (13,280)
      Accounts payable                                                  315,269       295,954
      Accounts payable - related parties                                  9,000        (2,000)
      Accounts payable - settlement                                     (65,000)           --
      Accrued expenses                                                 (177,497)       82,737
      Accrued expenses - related parties                                189,230       155,205
                                                                    -----------   -----------
  Net Cash Used in Operating Activities                                (443,769)   (1,702,441)
                                                                    -----------   -----------
Cash Flows From Investing Activities
  Purchase of fixed assets                                             (223,339)     (152,913)
  Deposit on equipment                                                 (255,000)           --
  Proceeds from sale of equipment                                        19,500
                                                                    -----------   -----------
  Net Cash Used in Investing Activities                                (458,839)     (152,913)
                                                                    -----------   -----------

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(continued)

                                                             2006        2005
                                                           --------   ----------
Cash Flows From Financing Activities
  Proceeds from shareholder loans                           404,600    1,958,045
  Proceeds from other loans                                 500,000           --
  Contributions from related parties                             --       10,000
                                                           --------   ----------
  Net Cash Provided by Financing Activities                 904,600    1,968,045
                                                           --------   ----------

Net change in cash                                            1,992      112,691
Cash at beginning of period                                  98,468        5,147
                                                           --------   ----------
Cash at end of period                                      $100,460   $  117,838
                                                           ========   ==========



Supplemental disclosures:
Income Tax Paid                                            $     --   $       --
Interest Paid                                                 9,775           --
Non-cash operating and financing activities:
Common Stock issued for conversion of note payable and
  accrued interest to equity                               $     --   $2,310,304
Preferred Stock dividend                                         --      510,300
Offset of Related Party Receivable with note payable due
  to shareholder                                                 --       75,232
Conversion of preferred stock to common stock                    --        1,310
Stock issued for subsidiary                                      --          144
Common Stock issued as loan discount for Note Payable         5,500           --

                       SYSTEMS MANAGEMENT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. ("SMS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in SMS's financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - EQUITY

On February 1, 2006, SMS issued 50,000 shares of common stock to a lender as additional incentive to make such loan (see Note 4)

NOTE 3 - ACQUISITION OF SMS ENVIROFUELS, INC.

On April 6, 2005, SMS acquired all of the outstanding stock of SMS Envirofuels, Inc. ("SMSE"), a Texas corporation, in exchange for 1,444,444 shares of its common stock. The acquisition was accounted for under the pooling method due to the fact that a majority shareholder of SMS Envirofuels is also a majority shareholder of SMS. All of the assets, liabilities, profit and loss of SMS Envirofuels are combined with SMS as if the companies have been consolidated from their inception.

NOTE 4 - PROMISSORY NOTE

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. As incentive to make this loan, the lender was issued 50,000 shares of SMS's common stock. The interest is 10% and the note matured on August 1, 2006. Interest on unpaid balance an interest is 18%. SMS is in default on this note and has been in communications with the lender to work out a payment plan acceptable to both parties. It is SMS's belief that it will come to a satisfactory conclusion on this issue.

NOTE 5 - SUBSEQUENT EVENTS

On October 5, 2006, SMS received a Letter of Intent ("LOI") from Woodhill Financial Group, LTD for the sale of the assets associated with the biodiesel processing facility of SMS's subsidiary SMS Envirofuels, Inc. SMS is not able to make any assurances of the final terms in relation to the letter or if the transaction will occur.

On October 5, 2006, SMS Envirofuels executed a promissory note payable to Earth BioFuels, Inc. in relation to the LOI referenced above. The note is for a maximum of $788,000 and matures at the first closing date for the LOI with an interest rate of 18% on the matured and unpaid balance. The note is secured by a second lien deed of trust from Texian Land and Cattle ("Texian") for the property located at 8275 FM 476, Poteet Texas. Texian is a related party to SMS and the landlord for its subsidiary SMSE. The biodiesel facility is located on the pledged property, 8275 FM 476, Poteet, Texas. The note balance reflects any monies paid to Cargill Oilseed on behalf of SMSE, (the subsidiary's largest vendor with the largest outstanding payable balance) plus any monies forwarded directly to SMSE. As of the date of this filing the balance on the note is $350,000.

In October, SMS's subsidiary, SMSE, cancelled 3 purchase agreements with Cargill Oilseeds, its main source for raw material. The agreements were for the purchase of soy oil for the months of July, August and September. SMSE did not purchase the agreed upon amounts and cancelled the agreements. Cargill in turn assessed a cancellation fee of $80,000 which will be recorded in October.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion and analysis should be read in connection with SMS's consolidated financial statements and related notes thereto, included elsewhere in this report.

      SMS is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. ("ASPECT") and SMS Envirofuels, Inc. ("SMSE").

      As previously reported, ASPECT has expanded its product and service offerings, which previously were focused on its biometric time and attendance product. ASPECT now provides custom programming, support and Microsoft systems products to its customers. ASPECT is a Microsoft Certified Partner which enables it to remarket a specific line of software developed by Microsoft Corporation. During the 3rd quarter, the majority of ASPECT's revenue was generated from two sources, the implementation and customization of software and the sale of BioLynx software for biometric time and attendance. The software implementation and customization project began in June 2006 and will continue through October 2006. As ASPECT transitioned out of its focus on biometric time and attendance, one customer expressed interest in the continued use of the product. ASPECT agreed to sell a one time licensing fee for the use of this program created and owned by ASPECT. Maintenance and software sales still continue to be strong on all ASPECT's remaining clients. ASPECT has secured a new implementation and customization project that will begin in November of 2006 and continue on into 2007. ASPECT continuously seeks out new industries and customers that would be benefit from the Microsoft software. Currently, a couple of companies in the flooring and countertop industries have shown interest and during the 4th quarter, ASPECT will be developing software customizations to better fit those in this industry.

      SMS Envirofuels began processing biodiesel continuously, although not consistently, in April 2005. Since then, the manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During July 2006, SMSE was able to maintain its sales prices and levels of production. In late July, SMSE management determined that repairs and a reconfigurement of the processing system of the plant was necessary to ensure greater safety and improved efficiency for the higher levels of production expected after the completion of the expansion incurred in the 2nd quarter. In early August, the plant production was brought down and the repair/reconfigurement process began. This process continued through the 3rd quarter. As of this filing, the plant has resumed production and, in stages, will continue to ramp up production. SMSE has inconvenienced, although not lost, its customer base due to the stop in production and it expects to reach full production capacity and related sales in mid-November.

      In September, SMSE received a biodiesel production subsidy from the USDA for its production of biodiesel using soy oil purchased from American farmers during the second quarter of 2006 (U.S. Department of Agriculture, Commodity Credit Corporation, Bioenergy Program). Gallons of biodiesel produced for the second quarter was 649,500, however the program remits its subsidy based on the gallons produced over the same quarter in the previous year. Therefore only 436,300 gallons were eligible for the subsidy payout. The program had an expiration date of September 30, 2006. However, SMSE has received notification that due to the exhaustion of funds, the USDA has terminated its agreement as of June 30, 2006. This will be the last payout SMSE will receive under this program. In August 2006, SMSE applied and was approved for the Texas Department of Agriculture subsidy for biodiesel producers. The requirements dictate that based on quarterly gallons produced, the biodiesel producer will pay in $0.032 to the fund. The fund in turn will pay out $0.20 for each gallon of biodiesel produced. It will remain the goal of SMSE to operate without reliance on subsidies. The expansion will allow SMSE to take advantage of lower bulk pricing for its raw material and the increase in margin generated from the increase in production out paces the costs associated with the increase.

      SMS incurred a net loss of $313,108 and $1,003,055 for the three months and nine months ended September 30, 2006, respectively and had a working capital deficit of $5,658,000, as of September 30, 2006. These conditions create an uncertainty as to SMS's ability to continue as a going concern. SMS has seen improvement in the operating results of ASPECT and SMS Envirofuels during the past months.

      However, SMS continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SMS will continue to have such loans and advances available. SMS will not be able to continue operations without them. SMS is pursuing alternate sources of financing. This is reflected in the Letter of Intent received in October (See Note 5) for the sale of certain assets of one of its subsidiaries SMSE. It remains the central focus of SMS to pursue profitable projects and expand its presence in the biodiesel industry.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information required to be included in SMS's periodic reports and filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) In addition, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that SMS was obligated on the lease even though no authorized officer of SMS had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required SMS to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The final payment will be due in March 2011.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

            32.1  Section 1350 Certification of Principal Executive Officer

            32.2  Section 1350 Certification of Principal Financial Officer

      (b) Reports on Form 8-K:

            1. On August 20, 2004, SMS filed a Current Report on Form 8-K announcing the change of SMS's name to Systems Management Solutions, Inc.

            2. On February 8, 2005, the Board of Directors of SMS voted to change its fiscal year end from June 30 to December 31. SMS last changed its fiscal year to correspond to the fiscal year of a subsidiary that has since discontinued operations.

            3. On March 22, 2005, the Board of Directors of SMS voted to reduce the number of shares outstanding of SMS's $0.0001 par value common stock by reverse split to exchange one (1) new share for each two and one half (2 1/2) old shares. Any fractional shares created by this reverse split were truncated to the nearest whole share and no cash was paid for any such fractional share.

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

            5. On August 19, SMS filed the results of the audit of the Years Ended December 31, 2003 and 2004 and the review of the Quarter Ended March 31, 2005 for SMS Envirofuels, Inc.

            6. On February 20, 2006, SMS filed Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on Form 8-K, as a result of the restatement of the financial statements for the Year Ending December 31, 2002

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2006

                                             SYSTEMS MANAGEMENT SOLUTIONS, INC.,
                                               a Nevada corporation


                                             By: /s/ James Karlak
                                                 -------------------------------
                                                     James Karlak, President and
                                                       Chief Executive Officer


                                             By: /s/ Morris Kunofsky
                                                 -------------------------------
                                                     Morris Kunofsky, Chief
                                                       Financial Officer