Form 10KSB
period 2006-12-31
Systems Management Solutions Inc
filed 2007-04-17
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission File No. 333-45210

SYSTEMS MANAGEMENT SOLUTIONS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0460457
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4703 Shavano Oak, Suite 104
San Antonio, Texas	78249
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes ☐ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's total revenues for the fiscal year ended December 31, 2006 were $3,621,242

As of March 22, 2007, there were 20,690,386 outstanding shares of the issuer's common stock, par value $.0001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of March 22, 2007, the aggregate market value of the shares of Common Stock, held by non-affiliates of the issuer, based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $1,055,967

Documents Incorporated by Reference     None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, “SMS”, “Company”, “we”, “us” and “our” refer to Systems Management Solutions, Inc. and its subsidiaries combined.

SMS is a diversified holding company with two subsidiaries. ASPECT Business Solutions, Inc. (“ASPECT”) provides business services, software and solutions primarily to the small and mid-sized business sector and SMS Envirofuels, Inc. (“SMSE”) produces and provides biodiesel to distributors.

Our Operating Subsidiaries

At the time of its acquisition by the Company, ASPECT’s main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2004, ASPECT’s management determined that the company needed to expand its focus in an attempt to improve revenues, and began providing a variety of products related to human resources and payroll. During 2005 ASPECT moved away from providing payroll and human resources products and began to concentrate on reselling, implementing, and providing consulting services for Microsoft’s business products. ASPECT is concentrating on selling and implementing Microsoft’s Navision software.

ASPECT offers sales, implementation design, programming and project management for Microsoft’s Navision to its customers and to customers of other Navision resellers. ASPECT and its employees have developed a national reputation for project management and Navision implementation. In 2006, ASPECT has participated in implementing Microsoft’s Navision in Texas, Oklahoma, Florida, Minnesota, Rhode Island, North and South Carolina.

Microsoft’s Navision is a full function Enterprise wide Reporting Program (ERP) system. Navision granules are available to deliver integrated functionality in the following areas:

•	Financial Budgeting

•	Sales Order Management

•	Purchase Order Management

•	Human Resources

•	Payroll

•	Job Management

•	Service Order Management

•	Resource Management

•	Fixed Asset Management

•	Inventory Control

•	Warehouse and Shipping Management

•	Manufacturing

•	MRP and Supply Chain Management

Navision’s granules are all fully integrated therefore entries made in one area create the entries, documents and postings for all Navision areas. A sales invoice will update the customer ledger, post to the general ledger, update inventory availability, and create the warehouse shipping documents for the transaction.

ASPECT’s implementation methodologies insure client implementations are properly planned and managed. The methodologies outline each person’s responsibilities and schedule each step of the implementation thereby insuring the implementation is managed properly and everyone involved understands what it takes to achieve a successful implementation. ASPECT’s team has the business experience and Navision knowledge to ensure Navision is implemented at each customer’s location to provide efficient and effective work flow for all processes. Whether it is a specialized billing and invoicing system, or a modification to Job Order Costing, ASPECT’s programmers can provide the functionality required.

ASPECT has also provides upgrade services in order to keep clients on the latest versions of Navision.

The market for ASPECT's products is highly competitive. Its products compete primarily on the basis of technology, delivered functionality and price. ASPECT's products are very similar to products offered by competitors.

ASPECT has 3 full-time employees. It is not subject to any significant government regulation of its business. ASPECT will contract experts trained in Navision, on a as needed basis, to augment its in-house staff. This out sourcing of Navision experts allows ASPECT to keep its overhead low, while enabling the company to compete nationwide in Navision installation and service opportunities.

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

ITEM 2. PROPERTIES

The Company shares offices with its principal subsidiary, ASPECT Business Solutions, Inc., located at 7550 IH10 West, 14th Floor, San Antonio, Texas 78229. This rental space is approximately 16,000 square feet, the average monthly rent is $22,800 and the lease on this space expires on September 30, 2009. ASPECT is the primary obligor on the lease. The Company is not affiliated with this lessor. As a result of the reduction in force completed in 2005, ASPECT recognized that it’s currently facility was in excess of what was deemed necessary. In December 2006, ASPECT negotiated with the landlord, of the 7550 IH10 location, for early termination of its lease. The new expiration date is March 17, 2007. ASPECT has secured new office space of approximately 1,500 square feet, with an average monthly rent of $2,300. The Company and the original bound tenant share a common owner/shareholder.

The Company, through SMSE, leases the land and building which contain the biodiesel manufacturing facility and offices. The lease includes approximately 11 acres located at 8275 FM 476W, Poteet, Texas 78065, which is just south of San Antonio. The monthly rent is $6,000 and the lease expires on April 14, 2013. The Company and the lessor do share a common owner/shareholder. The Company’s management believes that this facility while adequate for low to medium volumes of production will prove ineffective for the growth the Company is anticipating. As deemed necessary, a new location will be sought for any large or high volume expansion.

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

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE. The SMSE payable to Cargill as of October 5, 2006 is $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts. On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas. The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE. In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill. EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387. As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future. There have been no other payments on this payable. The liability to Cargill remains at $358,387. EBOF remains liable to Cargill for this, however Cargill has chosen to include SMSE in its lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Number of Shareholders

The Company's authorized capitalization consists of 100,000,000 shares of $0.0001 par value common stock, 5,000,000 shares of $0.0001 par value preferred stock, 60,000 shares of $100.00 par value Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and 50,000 shares of $100.00 par value Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). As of the date of this report, there are 20,690,386 outstanding shares of common stock issued and outstanding held of record by approximately 549 beneficial shareholders, no preferred stock issued and outstanding, 55,270 shares of Series A Preferred Stock were issued and none are outstanding and 23,103 shares of Series B Preferred Stock were issued and none are outstanding.

The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over The Counter Bulletin Board ("OTCBB") under the symbol "SSMG" and was previously traded under the symbols “SMSN” and "SUHO". There is limited trading activity in the stock of the Company. The Company began trading on the OTCBB on the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002 and was traded for a short time in 2004 on the "Pink Sheets".

The following table sets forth, for the periods indicated, the bid price range for the Company's common stock:

Quarter Ended	High	Low

March 31, 2005	$2.25	$0.28

June 30, 2005	$1.10	$0.31

September 30, 2005	$0.30	$0.15

December 31, 2005	$0.30	$0.20

March 31, 2006	$0.50	$0.10

June 30, 2006	$0.85	$0.28

September 30, 2006	$0.50	$0.20

December 31, 2006	$0.20	$0.06

These market quotations reflect the high bid and low prices as reflected by the OTCBB or the "Pink Sheets", without retain mark-up, markdown or commissions and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities

 On March 21, 2005, the Board of Directors voted to approve the conversion of $2,310,304 of debt owed by the Company and by ASPECT to United Manager’s Group into 23,103 shares of Series B Convertible Preferred Stock in reliance on the exemption from registration provided by ss.4.2 of the Securities Act.

On March 22, 2005, a majority shareholder converted all of the outstanding Series A and Series B Cumulative Preferred Stock into 34,250,000 shares of the Company’s common stock in accordance with the provisions of the Certificate Designation of Rights and Preferences for each such Series.

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

Disclosure of Equity Compensation Plans

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights (#)	warrants and rights ($)	equity compensation plans

Equity compensation plans	N/A	N/A	N/A
approved by shareholders

Equity compensation plans not	N/A	N/A	N/A
approved by shareholders

Total	N/A	N/A	N/A

The Company has no equity compensation plans in place at the time of this filing.

ITEM 6. MANAGEMENT’S PLAN OF OPERATIONS

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, included elsewhere in this report.

ASPECT continued to experience operating losses during the period covered by this report. As previously reported, ASPECT has expanded its product line, which previously was focused on its biometric time and attendance product, to include the sales, installation and support of Microsoft Navision software. Recently, ASPECT became a Licensed Remarketer of certain corporate and personnel management systems developed by Microsoft Corporation (“Microsoft”). The focus on Microsoft systems has resulted in steady increases in Revenue from the sales, support and custom programming of the systems. Revenue increased 168% and 47% for the years 2005 and 2006, respectively, over the prior year. The Company looks forward to the continued expansion of ASPECT’s customer base, increases in Revenue and a reduction to the loss position of ASPECT. ASPECT took a number of expense reduction actions during the year 2005, including but not limited to headcount reductions. In December 2006, ASPECT successfully negotiated an early release from its office lease allowing for further reductions in expense for 2007. These expense reductions, coupled with the increase in Revenue reduced the operating loss experienced by ASPECT. The Company has yet to see operating profits from ASPECT, resulting from the change in focus, and although there can be no assurance that the change of focus will improve our results from operations, ASPECT is experiencing increases in revenue and reduction to on-going expenses.

SMSE in its first and second year of operations was able to attain over $2.0 and $3.0 million, respectively, in sales. The market acceptance for its biodiesel has been established and an expansion was completed in 2006 effectively increasing its production capacity from 1.5 million gallons per year to 6 million allowing for the increase in revenue experienced in 2006. SMSE did and does utilize the subsidy programs offered by Federal and State departments. For 2005 and up to June 2006, SMSE received subsidy payments from the USDA Bioenergy Program. This subsidy program ended in June 2006. Beginning in August 2006, SMSE applied for and has received subsidy payments from the Texas Department of Agriculture. As of this filing, the program is still in existence. There is no assurance that the Texas program will continue. Currently, with the completed expansion and repairs underway, the Company is soliciting buyers for the plant. There is no assurance that the change in capacity, or the acceptance of Biodiesel will continue, or that the price of petroleum based diesel fuel will remain at its current levels. A drop in the price of diesel would have an adverse affect on the company’s ability to maintain its price for biodiesel. An increase in the cost of its primary raw material (Soy Oil) would also have an adverse impact on the company’s ability to produce and sell biodiesel at a profit.

SMS incurred a net loss of $1,441,988 for the twelve months ended December 31 2006, and had a working capital deficit of $6,102,250 as of December 31, 2006. These conditions create an uncertainty as to SMS’s ability to continue as a going concern.

The Company continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that the Company will continue to have such loans and advances available and will not be able to continue operations without them. The Company is aggressively pursuing outside investors and financing to provide additional capital into the company. In 2006, both the Company and SMSE, received capital through independent sources. In February 2006, the Company signed a short term promissory note with an independent lender for $500,000 secured by equipment recently purchased for SMSE, the Company’s subsidiary, plus the deposit placed on equipment that was being prepared for delivery. The note has an interest rate of 10%, a maturity date of August 1, 2006 and an interest rate of 18% for all past due monies. As of December 31, 2006, The Company is currently in default on this note. However, as of this filing, the Company has negotiated with the lender for the transfer of rights for the deposit place on the equipment for a reduction of this note. However, there remains a default balance due and the Company cannot assure a resolution will be reached to the lender’s satisfaction.

The initial positive market acceptance of SMSE and the successful production and sales of biodiesel have attracted much investor attention. In October 2006, SMSE received a letter of intent (“LOI”), from an independent party, for the purchase of assets associated with its production facility in Poteet, Texas (refer to “Recent Developments” below for details). The initial terms of the LOI enabled SMSE to sign a promissory note with the intended purchaser for a line of credit not to exceed $788,000. The expiration of this note was February 2nd, 2007. As of the date of this filing, the terms of the LOI have not been met by the purchaser therefore the purchase did not take place. The balance on the line of credit at December 31, 2006 is $350,000.

Recent Developments

On October 5, 2006, SMSE, the Company’s subsidiary, received a letter of intent (“LOI”) from Earth Biofuels, Inc., (“EBOF”) for the acquisition of the assets associated with the biodiesel processing facility of SMSE. The terms of the LOI created the following: 1) a promissory note for monies paid directly to SMSE and for EBOF’s assumption of an account payable to SMSE’s largest vendor and 2) a tiered consideration payment based on SMSE’s ability to meet two levels of production. The letter stated that a tolling arrangement would be in effect during this production test in which EBOF would provide the soybean oil and methanol in sufficient quantities to operate the plant at both production levels; EBOF would purchase and take immediate delivery of all the finished product (biodiesel) with the exception of 1,500g per day, which SMSE would be allowed to sell to a third party; and EBOF would remit a price per gallon sufficient to cover SMSE’s operating expenses to process the materials to a finished product. SMSE relied on this agreement and began the production test. However, due to the inconsistent and insufficient levels of soybean oil purchased by EBOF for SMSE, the production goal levels, as outlined in the LOI, were not attained. EBOF ceased communication with SMSE in early December 2006 and the LOI expired. Based on the information received as of this filing, the Company no longer considers this LOI as viable.

The balance currently due EBOF at December 31, 2007 on the Note payable above is $350,000. As noted in Part I, Item 3 Legal Proceedings (above), $250,000 was paid to Cargill. In addition, $100,000 was provided for working capital.

Drivers of Material Changes from period to period

The Company reported a 47% increase in Revenue over last year. SMSE did not stabilize production until the third quarter of 2005, therefore 2006 was SMSE’s first full year in operation producing 41% more biodiesel than in 2005. In addition, the average price per gallon of biodiesel was 4% higher and the cost of raw materials 7% lower in 2006 than in 2005. ASPECT continues to grow its customer base and subsequently revenues have increased however because of ASPECT’s more narrow focus, it has been able to reduce expenses related to the maintenance of the biometric time and attendance system significantly lowering its cost of sales.

There were two major factors that contributed to the Company’s reduction in General and Administrative expenses. In a continuing effort to reduce expenses and bring expenses more in line with operating revenues ASPECT was forced to reduce its employee base in July of 2005 by 7 people, which represented a reduction of over 50 percent. ASPECT also eliminated all outside sales efforts, relying solely on customer recommendations and the Microsoft network available to all Remarketers of the Microsoft systems. In 2005, SMS recorded a $470,000 expense related to the settlement of suit filed by WKB Value Partners, LP (see Part I, Item 3 above). Several other areas have shown a reduction

Critical Accounting Policies

The financial reports for the period contained one critical accounting estimate and did not incorporate any initial adoptions of accounting policy that had a material impact. Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

At December 31, 2006, an estimate was used to accrue for the expense to remove excess material from the production process from SMS Envirofuels, Inc. This estimate totaled $29,900 based on volume and vendor pricing.

In December of 2006, ASPECT reached an agreement with its landlord, SAOP Northwest, for an early termination of its lease for office space located at 7550 IH10 West, 14th Floor, San Antonio, Texas. The new termination date is March 17, 2007 as opposed September 30, 2009. ASPECT recognizes its lease expense based on FASB Technical bulletin 85-3, which states that the expense is to be recognized on a straight-line basis over the duration of the lease. Because the original lease provided an acceleration of rents each year, ASPECT recorded a liability account to offset the straight-line expense. The early termination required the expense and the liability to be recalculated resulting in a credit to the expense account of $70,000.

Internal Revenue Tax Lien

During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all payroll taxes. Subsequently, in January of 2006, the Internal Revenue Service placed a lien on ASPECT assets. ASPECT responded by requesting a collection due process hearing and was able to negotiate an installment plan to settle the outstanding debt. The final payment on this agreement was confirmed on March 26, 2007. The lien will be lifted within the next 30 days.

Liquidity and Capital Resources

Cash used by operating and investing activities was $977,705 and $504,935, respectively for 2006. The funds for the year 2006 were obtained from 3 separate sources; Note payable from shareholder for $567,249, Note payable from an unrelated party for $500,000 and Note payable for $350,000 related to the Letter of Intent received by the Company to acquire certain assets of SMSE, the Company’s subsidiary, by a competitor Earth Biofuels, Inc. (see full discussion in Recent Developments above).

Cautionary Note Regarding Forward-looking Statements and Risk Factors

The Company’s Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such “forward-looking statements” are subject to risks and uncertainties set forth from time to time in the Company’s SEC reports and include, among others, the Risk Factors below.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Competition

ASPECT’s products and services compete directly or indirectly with products and services offered by many much larger companies, and ASPECT’s products and services are not proprietary or substantially different from those offered by competitors. Many of ASPECT’s competitors have longer operating histories and significantly greater financial, sales, marketing and other resources. Many competitors have greater name recognition, and larger customer bases and established sales distribution channels than ASPECT. As a result, these competitors may be able to respond more effectively to new pricing requirements, changes in customer requirements, withstand price decreases or devote greater resources to the development, promotion, sale and support of their services than ASPECT.

There can be no assurance that ASPECT will be able to compete successfully in the future or that competition will not have a material adverse effect on ASPECT’s business, results of operations and financial condition.

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

Reliance on Key Personnel

ASPECT’s future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior management, sales and marketing personnel. ASPECT’s success also depends upon its ability to attract, motivate and retain other highly qualified personnel, particularly personnel with industry related experience. ASPECT does not currently have executive management representation in all areas of its business. ASPECT is in the process of upgrading its internal financial and reporting systems to enhance management’s ability to obtain and better analyze information derived from its operations.

While certain of SMSE’s officers have extensive experience in business management, none of them have any prior experience in advising or managing an enterprise such as SMS Envirofuels.

Sales Channels

ASPECT’s future operating results will depend, upon other things, on its ability to develop long-term channel distribution relationships to penetrate different and wide-ranging end-user customers, particularly smaller businesses not using its institutional competitors’ products. ASPECT believes that the continuing growth of its business will require expansion of its sales and marketing activities. Such expansion will require significant resources and the time and attention of senior management.

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

Despite factors that indicate an increasing acceptance and desire to use Biodiesel in certain segments of the industry and government, SMSE cannot be assured of their continued demand. While SMSE believes that demand for such alternative fuels exists, SMSE cannot assure that it will have success in marketing its product to its customer groups. The inability of SMSE to successfully market and sell its product to these customer groups would have an adverse effect on SMSE’s profitability.

Volatile Raw Material Prices

At the current time, the main ingredient used to produce SMSE’s Biodiesel is soybean oil. Soybean oil is an international commodity for which a price is set on the international agricultural market. The price of soybean oil varies dramatically from month to month and year to year based on various complex factors at play on the world soybean oil market. There can be no assurance that SMSE will be successful in controlling such costs. Adverse pricing in the world market may have an adverse affect on SMSE’s profitability or ability to continue as a going concern.

Reliance on Government Subsidies for increased profitability

SMSE is eligible for certain federal and state subsidies to offset the cost of producing Biodiesel using soy oil. There is no assurance that SMSE will be able to continue to receive these subsidies, or that the programs that provide such subsidies will continue to exist throughout the life of SMS Envirofuels. The main federal subsidy program for which SMSE has applied for expired on September 30, 2006. Congress has not renewed or extended this subsidy program, or enacted a replacement subsidy program.

Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred in 2005 and 2006 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

Penny Stock Regulation

The Company’s common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our common stock is deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On July 14, 2004, the Board of Directors of the Company voted to increase the number of directors from three to five. At December 31, 2004, the Directors included Bruce Culver, Clifford Hagler, Jim Karlak, Steve Goldberg and Jesse Whittenton. On February 8th 2005, Steve Goldberg resigned. As of the filing of this report, Mr. Goldberg has not been replaced. The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position and Term

Clifford A. Hagler	54	Director - Since May 2003

Bruce Culver	53	Director - Since May 2002

Jesse Whittenton	52	Director - Since July 2004

Jim Karlak	54	President, Chief Executive Officer and Director - Since July 2004

Morris Kunofsky	55	Chief Financial Officer - Since October 2004

Jenelle Stehle	42	Secretary and Treasurer - Since October 2004

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

Jim Karlak comes to the Company with over 20 years of finance, operations and senior executive experience, most recently as Chief Operating Officer of Applied Science Fiction. Mr. Karlak created and implemented operating and financial processes for this young start-up company and led internal operations. With an annual budget of $30M, 160 employees and as Board Secretary, he directed the company to the creation of sustainable outsourced manufacturing and service operations. Mr. Karlak successfully raised $13 million in bridge financing, resulting in a successful acquisition of the company by Eastman Kodak Corporation. Mr. Karlak began his career with Texas Instruments ("TI") and held a number of key financial positions at TI. Mr. Karlak left TI in 1985 and joined Shared Resource Exchange, Inc. as Chief Financial Officer. In 1991, Mr. Karlak joined Image Data Corporation ("IDC") as Vice President of Operations. Under his leadership, IDC was sold to E-Systems Corporation which merged with a second medical imaging company purchased earlier by E-Systems and an internal software group to form the new company E-Systems Medical Electronics ("EMED"). Karlak led EMED as President into the high-end hospital imaging network market, as well as military medical applications including systems aboard several aircraft carriers with one stationed in Antarctica. In 2000, Mr. Karlak, as CEO of DynaTouch Corp., moved the company to a higher level through the development and launch of a new medical product line to augment the company's existing leadership position as one of the largest providers of kiosk information systems to the federal government. Mr. Karlak is a graduate of the University of Texas at Austin, where he received a Bachelor of Arts in Economics, with honors. He received his Masters of Business Administration, also from the University of Texas at Austin, in 1978.

Morris Kunofsky most recent experience was with Computer Business Solutions, Inc., a Microsoft Certified systems reseller and computer consulting company. Mr. Kunofsky was the Director of Consulting. As Director of consulting he has received Microsoft Navision Certifications in Distribution, Implementation, Programming, HR, Payroll and was a Product Specialist in Navision. Mr. Kunofsky was President and founder of Kay Sign Company, a billboard sign rental company in the Dallas, Texas area. Previously he was employed at Deloitte Touche a world wide audit company as Audit Manager. Mr. Kunofsky received his CPA certificate in 1980 and is a graduate of the University of North Texas where he received a Bachelor’s of Business Administration in 1978.

Jenelle Stehle has over 15 years of Accounting, Finance, Payroll, Human Resource and Management experience, in both publicly traded and privately held organizations. Prior to her employment with SMS and ASPECT, Ms. Stehle filled the Controller’s position for a $30m distribution company with domestic and international customers, manufactures in China and office locations in the US., Puerto Rico, Hong Kong and China. During her tenure, the company opened multiple locations, doubled revenue in three years and gained over 75 customers in Canada. Previously, Ms. Stehle was employed and held key management/finance positions in two of the largest real estate investment trusts in the United States, Archstone (formerly Security Capital) and Equity Residential-Southwest Region. Ms. Stehle is a graduate of the University of Texas at Austin, where she received a Bachelor’s of Business Administration in Accounting in 1988. She received her CPA certificate in 1998. She has received Microsoft Certification in the Navision Financial Series.

Board Committees, Meetings and Compensation

The Company's business affairs are managed by the Board. During the fiscal year ending December 31, 2006, the Board of Directors held 1 meeting at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors. None of the Directors currently receive any compensation for their service on the Board. The Company does not currently have any standing committees. As of the date of this filing, the entire Board fulfills the functions of the Audit Committee. The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders. Currently, the entire Board participates in the consideration of director nominees. The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees. To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy. The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B. Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change. Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

Corporate Secretary
4703 Shavano Oak, Suite 104
San Antonio, Texas 78249

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2006, all Reporting Persons complied with all applicable filing requirements except as follows: United Manager’s Group, Inc. - one Form 4 and one Form 5 however these will be filed by March 15, 2006.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Executive Officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2006, and December 31, 2005. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
				Awards		Payouts
				Restricted	Securities Underlying
				Stock	Options/	LTIP	All Other
	Year	Salary	Bonus	Awards	SAR's	Payouts	Compensation
Name and Principal Position	End	($)	($)	($)	(#)	($)	($)
James Karlak
Current Chief Executive Officer,
and President, Current President	12/31/05	260,000	5,000	0	0	0	0
of ASPECT and SMSE (1)	12/31/06	260,000	-	0	0	0	0
Morris Kunofsky
Current Chief Financial Officer,
and Current Chief Financial	12/31/05	126,000	2,400	0	0	0	0
Officer of ASPECT (2)	12/31/06	126,000	-	0	0	0	0
Jenelle Stehle
Current Secretary/Treasurer (3)	12/31/05	80,800	1,600	0	0	0	0
	12/31/06	85,200	-	0	0	0	0

(1) Mr. Karlak became CEO and President of the Company in July 2004. He has served as CEO of ASPECT since February, 2004. He has served as President of SMSE since July 2005.

(2) Mr. Kunofsky became CFO of the Company in October 2004. He has served as CFO of ASPECT since March 2004.

(3) Ms. Stehle became Secretary and Treasurer in October 2004.

The Company does not have any employment agreements with the individuals listed in the table above, or other executive officers of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were 20,690,386 common shares outstanding as of the date of this filing. The following tabulates holdings of shares of SMS by each person who, subject to the above, as of December 31, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of SMS individually and as a group. Except as indicated by footnotes to the following table, to the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.

	Name & Address		Percentage
Title of Class	of Beneficial Owner (1)	Amount of Shares Owned	of Class (2)
Common Stock	United Managers Group, Inc.	14,928,644	72.15%
	12001 Network
	Building F, Suite 200
	San Antonio, TX 78249
Common Stock	American Continental Management Inc. (3) c/o United Manager’s Group, Inc. 3027 Marina Bay Drive, Suite 105	200,000	0.97%
	League City, TX 77573
Common Stock	Bruce Culver (4)	200,000	0.97%
Common Stock	James Karlak (4)	0	n/a
Common Stock	Morris Kunofsky (4)	0	n/a
Common Stock	Jenelle Stehle (4)	0	n/a
Common Stock	All directors and executive officers as a group (5 persons)	200,000	0.97%

(1) Unless otherwise indicated, the address for each of these individuals is c/o Systems Management Solutions, Inc., 4703 Shavano Oak, Suite 104, San Antonio, Tx 78249

(2) The “Percentage Beneficially Owned” is calculated by dividing the “Number of Shares Beneficially Owned” by the sum of the total outstanding shares of stock of the class listed in the Company.

(3) The shares held by American Continental Management Inc. are beneficially owned by United Manager’s Group

(4) Indicates shares beneficially owned by a director or executive officer of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

United Managers Group, Inc., the major shareholder of the Company, continues to fund substantial sums to the Company and its subsidiaries pursuant to the terms of two promissory notes; one to the Company and one to SMSE, the Company’s subsidiary. The notes bear interest at ten percent and are unsecured. In addition, United Manager’s Group advances money to ASPECT, the Company’s subsidiary on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at ten percent was added as a contribution to capital each year.

In March 2005, United Manager’s Group agreed to convert $601,032 and $1,709,727 due at December 31, 2004, by the Company and ASPECT, respectively, into 23,103 shares of Series B Preferred Stock of the Company and to continue to make advances under the note promised by the Company and to ASPECT.

At December 31, 2006, the notes promised by the Company ($1,000,000) and SMSE ($2,500,000) were renewed and extended to February 28, 2008.

At December 31, 2006, the balance owed United Manager’s Group on the above instruments are:

The Company	$417,100
SMS Envirofuels, Inc.	$1,815,700
Aspect Business Solutions, Inc.	$1,825,700

SMSE occupies approximately 11 acres of land in Poteet, Texas. The lease is with Texian Land and Cattle Company, LLC, a Wyoming limited liability company, authorized to do business in the state of Texas as “Big As Texas Land Co., LLC. Annual Rents equate to $72,000. Certain stockholders of the Company hold an interest in Texian Land and Cattle.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Page Number
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Stockholders' Deficit	F-4
	Consolidated Statements of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-8
Exhibits included or incorporated herein: See Exhibit Index.

(b) Reports on Form 8-K:

1.	On April 2, 2004, the Company filed a Current Report on Form 8-K announcing the bankruptcy filing of YCH Holdings, Inc., a subsidiary of the Company.

2.	On August 20, 2004, the Company filed a Current Report on Form 8-K announcing the change of the Company's name to Systems Management Solutions, Inc.

3.
On February 8, 2005, the Board of Directors of the Company voted to change its fiscal year end from June 30 to December 31. The Company last changed its fiscal year to correspond to the fiscal year of a subsidiary that has since discontinued operations.

4.
On March 22, 2005, the Board of Directors of the Company voted to reduce the number of shares outstanding of the Company’s $0.0001 par value common stock by reverse split to exchange one (1) new share for each two and one half (2 ½) old shares. Any fractional shares created by this reverse split were truncated to the nearest whole share and no cash was paid for any such fractional share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Malone & Bailey, PC for the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 and fees billed for other services rendered by Malone & Bailey, PC.

	2006	2005

Audit Fees	$41,697	$69,975
Audit related fees	$0	$0
Tax fees	$7,113	$6,150
All other fees	$450	$1,325

Total fees	$49,260	$77,450

The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2007

SYSTEMS MANAGEMENT SOLUTIONS, INC., a Nevada corporation

	By:	/s/ James Karlak
James Karlak, President and Chief Executive Officer

By:	/s/ Morris Kunofsky
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Karlak	Chief Executive Officer, President and	April 13, 2007
James Karlak

/s/ Clifford Hagler	Director	April 13, 2007
Clifford Hagler

/s/ Bruce Culver	Director	April 13, 2007
Bruce Culver

/s/ Jesse Whittenton	Director	April 13, 2007
Jesse Whittenton

EXHIBIT INDEX

Exhibit No.	Description

3.4(1)	Amended and Restated Articles of Incorporation

3.5(1)	Amended and Restated Bylaws

2.1(4)	Letter of Intent received from Woodhill Group on behalf of Earth BioFuels, Inc. for the purchase of certain assets of SMS Envirofuels, Inc.

4.1(2)	Certificate of Designation of Rights and Preferences Relating to Series A Cumulative Convertible Preferred Stock, dated February 16, 2004

4.2(2)	Certificate of Designation of Rights and Preferences Relating to Series A Cumulative Convertible Preferred Stock, dated April 23, 2004

10.1(4)	Promissory Note between Systems Management Solutions, Inc. and United Managers Group, Inc., dated December 31, 2006

10.2(4)	Promissory Note between SMS Envirofuels, Inc. and United Managers Group, Inc., dated December 31, 2006

10.3(4)	Promissory Note between Systems Management Solutions, Inc. and Jaime Halegoua

10.4(4)	Promissory Note between SMS Envirofuels, Inc. and Earth Biofuels, Inc.

21.1(4)	Subsidiaries of the Company

24.1(3)	Power of Attorney (see signature page of this Annual Report on Form 10-KSB)

31.1(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1(4)	Section 1350 Certification of CEO

32.2(4)	Section 1350 Certification of CFO

99.1(2)
Plaintiff's Initial Petition for ARCOA, LLC v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 11th Judicial District Court of Harris County, Texas on June 17, 2004

99.2(2)
Plaintiff's Initial Petition for ARCOA, LLC v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 190th Judicial District Court of Harris County, Texas on June 17, 2004

99.3(2)
Plaintiff's Initial Petition for Crawford v. American Continental Management, LLC, Supreme Holdings, Inc., Charles Pircher, RMS Groups, Inc. and Mike Solis - filed in the 113th Judicial District Court of Harris County, Texas on June 17, 2004

99.4(4)
Plantiff’s Initial Petition for Cargill Incorporated, v. SMS Envirofuels, Inc., Meadow Springs, Inc. d/b/a Earth Biofuels, Inc. and Charles E Pircher. - filed in the 225th Judicial District Court of Bexar County, Texas on December 20, 2006

(1) Incorporated by reference, filed with the Company's Definitive Proxy Statement on June 29, 2004.

(2) Incorporated by reference, filed with the Company’s Form 10-KSB , on October 13, 2004.

(3) Filed herewith in body.

(4) Filed herewith as separate attachment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Systems Management Solutions, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Systems Management Solutions, Inc. (“SMS”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of SMS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMS as of December 31, 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SMS will continue as a going concern. As discussed in Note 2 to the financial statements, SMS has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 13, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006

ASSETS
Current Assets
Cash	$33,077
Accounts receivable	78,586
Other	12,686
Total Current Assets	124,349

Property and equipment, net of accumulated depreciation of
$ 448,931	7,202
Assets held for sale, net of accumulated depreciation of
$ 74,014	574,619
Deposits	255,000
Total Assets	$961,170

LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$438,705
Accounts payable - related parties	81,000
Accrued interest and expense	191,635
Accrued interest and expense - related parties	517,036
Litigation settlement liability	90,000
Notes payable - other	850,000
Notes payable - shareholder	4,058,477
Total Current liabilities	6,226,853

Long-Term Liabilities
Litigation settlement liability	292,500
Total Liabilities	6,519,353

Commitments and Contigencies

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
shares issued and outstanding	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 20,690,386 shares issued and outstanding	2,069
Additional paid-in capital	19,602,968
Accumulated deficit	(25,163,220)

Total Stockholders' Deficit	(5,558,183)

Total Liabilities and Stockholders' Deficit	$961,170

See accompanying summary of accounting policies and notes to the financial statements

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and December 31, 2005

	2006	2005

Revenue	$3,621,242	$2,463,677
Cost of sales	2,786,940	2,136,225
Gross margin	834,302	327,452

General and administrative	1,689,086	2,925,026
Depreciation	61,741	71,272
Amortization	35,500	-
Loss on disposal of equipment	28,932	17,792

Total operating expenses	1,815,259	3,014,090

Net Operating Loss	(980,957)	(2,686,638)

Interest expense	(461,031)	(346,767)
NET LOSS	$(1,441,988)	$(3,033,405)

Basic and diluted loss per share	$(0.07)	$(0.17)
Weighted average shares outstanding	20,686,139	17,428,789

See accompanying summary of accounting policies and notes to the financial statements

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
Year Ended December 31, 2006 and December 31, 2005

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances,
December 31, 2004	-	-	55,271	6	-	-

Stock Dividend on Preferred
shares Series A	-	-	-	1	-	-

Conversion of debt for
preferred stock	-	-	-	-	23,103	2

Common shares issued
in exchange for
preferred shares
series A & B	-	-	(55,271)	(7)	(23,103)	(2)

Reclass to adjust par
value of common
shares after 1:2.5
reverse stock split	-	-	-	-	-	-

Additional cash contribution
by COO and CEO of Aspect	-	-	-	-	-	-

Shares issued for
purchase of SMS
Envirofuels	-	-	-	-	-	-

Imputed Interest	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-

Balances,
December 31, 2005	-	-	-	-	-	-

Shares issued for loan
incentive

Imputed Interest

Net Loss

Balances,
December 31, 2006	-	-	-	-	-	-

See accompanying summary of accounting policies and notes to the financial statements

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
Year Ended December 31, 2006 and December 31, 2005

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances,
December 31, 2004	6,094,542	1,524	16,487,981	(20,177,527)	(3,688,016)

Stock Dividend on Preferred
shares Series A	-	-	510,300	(510,300)	-

Conversion of debt for
preferred stock	-	-	2,310,298	-	2,310,300

Common shares issued
in exchange for
preferred shares
Series A & B	13,101,400	1,310	(1,302)	-	-

Reclass to adjust par
value of common
shares after 1:2.5
reverse stock split	-	(915)	915	-	-

Additional cash contribution
by COO and CEO of Aspect	-	-	10,000	-	10,000

Shares issued for
purchase of SMS
Envirofuels, Inc.	1,444,444	144	(144)	-	-

Imputed Interest	-	-	111,373	-	111,373

Net Loss	-	-		(3,033,405)	(3,033,405)

Balances,
December 31, 2005	20,640,386	2,064	19,429,420	(23,721,232)	(4,289,748)

Shares issued for loan
incentive	50,000	5	5,495		5,500

Imputed Interest			168,053		168,053

Net Loss				(1,441,988)	(1,441,988)

Balances,
December 31, 2006	20,690,386	2,069	19,602,968	(25,163,220)	(5,558,183)

See accompanying summary of accounting policies and notes to the financial statements

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	(1,441,988)	$(3,033,405)

Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed Interest	168,052	111,373
Depreciation	61,741	71,272
Amortization	35,500	-
Loss on disposal of equipment	28,932	67,792
Changes in:
Accounts receivable	18,636	(92,107)
Accounts receivable - related parties	33,389	(17,904)
Inventory	81,687	(59,665)
Other current assets	(25,596)	(1,772)
Accounts payable	141,960	228,443
Accounts payable - related parties	27,000	(2,000)
Accounts payable - settlement	(87,500)	470,000
Accrued expenses	(184,350)	129,791
Accrued expenses - related parties	164,832	197,719

Net Cash Used in Operating Activities	(977,705)	(1,930,463)

Cash Flows From Investing Activities
Purchase of fixed assets	(269,435)	(274,956)
Deposit on equipment	(255,000)	-
Proceeds from sale of equipment	19,500

Net Cash Used in Investing Activities	(504,935)	(274,956)

See accompanying summary of accounting policies and notes to the financial statements

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005 (continued)

	2006	2005

Cash Flows From Financing Activities
Proceeds from shareholder note payable	567,249	2,288,740
Proceeds from other note payable	850,000	-
Contributions from related parties	-	10,000
Net Cash Provided by Financing Activities	1,417,249	2,298,740

Net change in cash	(65,391)	93,321
Cash at beginning of period	98,468	5,147

Cash at end of period	$33,077	$98,468

Supplemental disclosures:
Income Tax Paid	$-	$-
Interest Paid	9,775	18,409

Non-cash operating and financing activities:
Common stock issued for conversion of note payable and
accrued interest to equity	$-	$2,310,304
Preferred stock dividend	-	510,300
Offset of related party receivable with note payable due
to shareholder	37,469	75,232
Offset of related party payable with note payable due
to shareholder	41,128
Conversion of preferred stock to common stock	-	1,310
Stock issued for subsidiary	-	144
Common stock issued as loan discount for note payable	5,500	-

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

SMS acquired 100% of SMS Envirofuels, Inc. ("SMSE"), on April 6, 2005 (see Note 10). SMSE has developed a plant to produce bio-diesel (a biodegradable alternative fuel) from soybean oil. The SMSE plant has the capacity to produce up to 6,000,000 gallons of bio-diesel per year. The Company operates the bio-diesel plant through SMS Envirofuels, Inc. its wholly owned subsidiary as a part of its Environmental Solutions Division. This division is a compliment to the Company’s Business Solutions Division, which includes its wholly owned subsidiary, Aspect Business Systems, Inc.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2006.

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

Inventory. SMSE is the only entity presented herewith that carries Inventory. Inventories are valued at the lower of cost or market using the First In First Out (FIFO) method. Raw Materials are procured and processed flowing from storage into Work in Process and then into the Finished Goods. The entire process takes approximately 12-13 hours. Finished Goods are produced in approximately 72 hours, therefore the need for estimated inventory valuation allowances for excess, slow moving or obsolete inventory is not necessary.

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

Interest. Interest expense is based on the varying instruments and their stated or imputed rates of interest. Interest paid was $9,775 and $18,409 for the years ended December 31, 2006 and December 31, 2005 respectively. In 2005, conversions of note payables and the interest accrued there upon had been converted to capital. As part of this conversion, $99,282 of interest accrued had been converted to capital for the year ended December 31, 2005.

Basic And Diluted Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2006 or 2005.

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

Stock Options and Warrants. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees

Principles of consolidation. The consolidated financial statements include the accounts of SMS and its subsidiaries. All significant inter-company transactions have been eliminated.

Recently Issued Accounting Pronouncements. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.  The Company is currently determining the impact, if any, that SFAS No. 159 will have on its financial statements.

NOTE 2 - GOING CONCERN

SMS incurred a net loss of $1,441,988 for the twelve months ended December 31, 2006 and has a working capital deficit of $6,102,504 as of December 31, 2006. These conditions create an uncertainty as to SMS’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.

NOTE 3 - INVENTORY

In October 2006, SMSE entered into a tolling arrangement in which the customer provides the raw materials and SMSE converts to Biodiesel. The customer is invoiced only for the act of conversion. At December 31, 2006, SMSE had no ownership rights to the inventory located on its premises and therefore recorded no inventory value.

NOTE 4 - PROPERTY & EQUIPMENT
	Depreciation
	Lives
Computer and other electronics	3	$245,991
Furniture, office equipment and fixtures	5	210,142
		$456,133
Less: accumulated depreciation		(448,931)
		$7,202

NOTE 5 - ASSETS HELD FOR SALE

In an effort to secure additional capital for operations, the Company began actively seeking a purchaser for the assets located at its subsidiary’s, SMSE, production plant located in Poteet, Texas On October 5, 2006, SMSE received a letter of intent (“LOI”) from Earth Biofuels, Inc., (“EBOF”) for the acquisition of the these assets. The terms of the LOI created a tiered consideration payment based on SMSE’s ability to meet two levels of production; the minimum consideration was $2.7 million and the maximum was $4.7 million. EBOF did not meet with the terms of the LOI and it expired with no sale transaction occurring. The Company will continue to pursue buyers for these assets.

The assets held for sale have a net book value at December 31, 2006 of $574,619 with no corresponding liabilities. Based on the LOI referenced above and communications with new interested purchasers, the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 6 - NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. As incentive to make this loan, the lender was issued 50,000 shares of SMS’ common stock. The interest is 10% and the note matured on August 1, 2006. Interest on unpaid balance an interest is 18%. SMS is in default on this note. In February of 2007, the Company has negotiated with the lender for the transfer of rights for the deposit place on the equipment for a reduction of this note. However, there remains a default balance due and the Company cannot assure a resolution will be reached to the lender’s satisfaction.

On October 5, 2006, SMSE received a letter of intent (“LOI”), from an independent party, for the purchase of assets associated with its production facility in Poteet, Texas (refer to “Recent Developments” in Management Discussion of Operations above for details). The initial terms of the LOI enabled SMSE to sign a promissory note with the intended purchaser for a line of credit not to exceed $788,000. The expiration of this note was February 2nd, 2007. As of the date of this filing, the terms of the LOI have not been met by the purchaser therefore the purchase did not take place. The balance on the line of credit at December 31, 2006 is $350,000.

NOTE 7- NOTES PAYABLE TO SHAREHOLDER

On April 15, 2003, SMS signed a one-year promissory note for a line of credit up to $2,000,000. This note was extended for an additional one-year term on April 15, 2004. On March 7, 2006, the line was reduced to $500,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 with an increase in the line amount to $1,000,000. The note bears 10 percent interest, is payable on demand and it has no collateral. As of December 31, 2006, the principal balance was $417,077 and accrued interest was $66,065.

On February 24, 2003, SMSE signed a one-year promissory note for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 and the line was increased to $2,500,000. The line of credit bears 10 percent interest, is payable on demand and it has no collateral. As of December 31, 2006, the principal balance was $1,815,654 and accrued interest was $450,971.

The majority stockholder of SMS also advances money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% was added as a contribution to capital each year. For the years ending December 31, 2006 and 2005, imputed interest was $168,052 and $111,373, respectively. As of December 31, 2006, the balance of these advances totaled $1,825,747.

Total principal amounts due at December 31, 2006 are $4,058,477.

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 as follows:

2006
Deferred tax assets:
Net operating loss carry forward	$3,887,653
Less: valuation allowance	(3,887,653)

Net current deferred tax assets	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

YCO Holdings, Inc., a dissolved subsidiary of the Company, was a party to an office space operating lease agreement with an unrelated party for a term expiring on January 31, 2007. Although this contract was subject to the bankruptcy filing, the lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. At December 31, 2006, the remaining balance is $382,500.

12 Months Ending	Settlement Payments Due

December 31, 2006	$87,500
December 31, 2007	90,000
December 31, 2008	90,000
December 31, 2009	90,000
December 31, 2010	90,000
December 31, 2011	22,500

$470,000

ASPECT and SMSE currently lease the space they occupy. In December 2006, ASPECT negotiated an early termination of its existing lease. The termination date is March 15, 2007. A new office will be occupied by ASPECT and a sublease has been entered into effective March 15, 2007 and with an end date of August 31, 2007. The new rent amount will be $2,300. The SMSE lease payments of $6,000 per month are made to a related party (see Note 15). Below are the combined contractual minimum annual lease payments for the next 5 years and thereafter

12 Months Ending	Lease Payments Due

December 31, 2007	$145,167
December 31, 2008	72,000
December 31, 2009	72,000
December 31, 2010	72,000
December 31, 2011	72,000
Thereafter	165,000

$598,167

In July 2004, three lawsuits were brought against SMS for damages in connection with loans made and services performed for YCO Holdings, Inc. The lawsuits were settled for $240,000 with weekly payments which began in November 2004 and ended in April 2005.

In January 2006, the Internal Revenue placed a tax lien on the assets of ASPECT, one of the Company’s subsidiaries. The principal balance due of $106,000 is related to the payroll taxes due for second and third quarters of 2005. ASPECT requested a collection due process hearing and was able to secure an installment plan with the Internal Revenue Service. ASPECT has recognized $41,106 in 2006 and 2005 for accrued interest At December 31, 2006, the remaining amount due the Internal Revenue for both principal and interest was $31,948. On March 26, 2007 it was confirmed that the final payment on this installment plan was applied. The Company expects the release of the lien to occur within the next 30 days.

In December 2006, Cargill Incorporated (“Cargill”) brought a lawsuit against SMS Envirofuels in connection with the nonpayment of soy oil shipped by Cargill to SMSE’s production facility in Poteet, Texas. The liability due Cargill at December 31, 2006 is $358,387 and is recorded as a trade payable in the financials. At the time of this filing, SMSE is unaware of any other damages that Cargill may be seeking in addition to the payment for goods.

NOTE 10 - PURCHASE OF SMS ENVIROFUELS, INC.

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

NOTE 11 - EQUITY

On March 18, 2005, SMS authorized 50,000 shares of Series B Cumulative Convertible Preferred Stock (“Series A Stock”) with an aggregate face value of $5,000,000 ($100 per share face value). Each share is convertible, at the option of the holder, into shares of Common Stock. In the event of conversion, the number of shares of Common Stock to be issued on account of each share of Series B Stock shall be determined by dividing the number of shares plus the amount of any accrued unpaid dividends thereon by the fixed rate of $.90, (the same as the price quoted on the NASDAQ:BB at March 18, 2005). SMS may, at its option, at any time commencing two years after the initial date of issuance of the Series B Stock, redeem all or any portion of the outstanding shares of Series B Stock. The holders of record of the Series B Stock shall be entitled to receive cumulative dividends at a rate of ten percent per annum on the face value. Dividends that have not been redeemed or converted shall be payable quarterly in arrears when and as declared by the Board. Each share of Series B Stock shall be entitled to one vote for each share of Common Stock into which the Series B Stock is convertible.

During March 2005, 23,103 shares of Series B Cumulative Convertible Preferred Stock were issued in exchange for $2,310,300 of debt from related parties.

On March 22, 2005, a majority shareholder converted all of the outstanding Series A and Series B Cumulative Preferred Stock into 13,101,400 shares of the Company’s common stock in accordance with the provisions of the Certificate Designation of Rights and Preferences for each such Series.

On March 22, 2005, SMS authorized a reverse split of the Company’s common stock by an exchange of one (1) new share for each two and one half (2.5) existing shares. Any fractional shares created by this split shall be truncated to the nearest whole share so that no cash will be paid for any such fractional shares. This effectively reduced the number of common shares outstanding to 19,195,942. All references to common stock in these financials reflect the effect of the reverse split.

On February 1, 2006, SMS issued 50,000 shares of common stock to a lender as an incentive to make provide a loan to the Company (see Note 6).

NOTE 12 - STOCK OPTIONS & WARRANTS FOR ASPECT

All outstanding options and warrants of Aspect were cancelled as part of the acquisition by SMS.

NOTE 13 - OPERATING SEGMENTS AND RELATED INFORMATION

	Software Sales, Programming, Data Capturing & Storage	Alternative Fuels	All Other	Total
12 Month Ended December 31, 2006
Net Sales	$346,241	$3,275,001	$-	$3,621,242
Profit from Operations	(466,076)	(53,081)	(381,800)	(900,957)
Identifiable assets	7,202	574,619	-	581,821
Capital Expenditures	1,975	267,460	255,000	524,435
Depreciation	9,790	51,950	-	61,741

12 Month Ended December 31, 2005
Net Sales	$234,753	$2,228,924	$-	$2,463,677
Profit from Operations	(1,672,908)	(408,482)	(605,248)	(2,686,638)
Identifiable assets	15,017	407,542	-	422,559
Capital Expenditures	50,950	224,006	-	274,956
Depreciation	44,283	26,989	-	71,272

The Company reports its operations by segments, which for the Company, relates to specific subsidiaries and therefore are individually managed and have separate financial results that are viewed by the Company’s chief operating decision-maker. Profit from operations is net sales less cost of sales and selling, general and administrative expenses. There are two segments: Software sales, programming, and data capturing and storage and Renewable Energies. In addition, the Company reports certain administrative activities plus the payroll of the Company’s President and Controller under the corporate segment labeled “All Other”.

ASPECT’s revenues are generated from software sales, programming, and data capturing and storage. ASPECT operates only in the United States. Prior to 2005, ASPECT’s main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2005, ASPECT expanded its services and began to concentrate on reselling, implementing and providing consulting services for Microsoft business products. For 2006, these new services provide 99% of this segments revenue.

SMSE’s revenues are 100% generated from the sale of alternative fuels. SMSE has concentrated on the production of a high quality and low cost biodiesel for fuel distributors, jobbers and state and local governmental fleets. Biodiesel is a domestic renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean oil. All of the revenue generated in 2006 and 2005 was from sales to Texas based customers.

NOTE 14 - MAJOR CUSTOMERS AND SUPPLIERS

It is in the Company’s subsidiaries that identifiable major customers and suppliers exist. Since its inception, SMSE has had one major customer that accounted for 91% and 88% of its revenue for 2006 and 2005, respectively. For SMSE there is one major supplier of raw material that accounted for 90% of its purchases of raw material for both years. The production of biodiesel requires that its main input of raw material be the vegetable oil being used to convert to fuel. ASPECT’s customer base is varied and changing however, both in 2006 and 2005, about 44% of the revenue was the result of implementations or upgrade projects for a limited number of new and existing customers. This is the nature of the services provided by ASPECT and can be expected to continue. ASPECT has no major suppliers as 90% of the services sold are provided by in house staff.

NOTE 15 - RELATED PARTY TRANSACTIONS

The majority stockholder of SMS advances money to SMS, SMSE and ASPECT on an as needed basis (see note 7).

The purchase of SMS Envirofuels, Inc. involved related parties. Prior to the acquisition, a majority stockholder owned the majority stock of SMS Envirofuels, Inc. (see Note 10)

SMSE occupies approximately 11 acres of land in Poteet, Texas. The lease is with Texian Land and Cattle Company, LLC, a Wyoming limited liability company, authorized to do business in the state of Texas as “Big As Texas Land Co., LLC., with annual rents totaling $72,000 annually. Certain stockholders of the Company hold an interest in Texian Land and Cattle.

The Company, along with the administrative personnel of ASPECT and SMSE, will sublease new office space on March 16, 2007. This space is approximately 1,500 square feet, with an average monthly rent of $2,300. The Company and the original bound tenant share a common owner/shareholder.

NOTE 17 - SUBSEQUENT EVENTS

On February 8, 2007, an agreement to transfer deposit rights and partial release of promissory note was signed by the Company and note holder Jaime Halegoua. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note (see Note 6). In addition, the Company has the right to further release of only $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment , a value of $85,000.