Form 10QSB
period 2007-03-31
Systems Management Solutions Inc
filed 2007-05-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

Commission File No. 333-45210

SYSTEMS MANAGEMENT SOLUTIONS, INC.
(Name of Small Business Issuer in Its Charter)

___________

Nevada	88-0460457
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation)

4703 Shavano Oak, Suite 104
San Antonio, Texas	78249
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (210) 541-9100
___________

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of May 14. 2007

Common stock, $0.0001 par value	20,690,386

The issuer is not using the Transitional Small Business Disclosure format.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	1

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	1

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS	7

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION	8

ITEM 1. LEGAL PROCEEDINGS	8

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K	9

SIGNATURES	11

CERTIFICATIONS (attached as exhibits)

EXHIBIT NO, 31.1 - CERTIFICATION PRESIDENT AND CHIEF EXECUTIVE OFFICER

EXHIBIT NO. 31.2 - CERTIFICATION CHIEF FINANCIAL OFFICER

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - PRESIDENT AND CHIEF EXECUTIVE OFFICER

EXHIBIT NO. 32.1 - CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT - CHIEF FINANCIAL OFFICER

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$21,025	$33,077
Accounts receivable	79,788	78,586
Other	11,162	12,686

Total Current Assets	111,975	124,349

Property and equipment, net of accumulated depreciation of $208,412 & $448,932	6,603	7,202
Assets held for sale, net of accumulated depreciation of $89,693 & $ 74,014	558,941	574,619
Deposits	85,000	255,000
Total Assets	$762,519	$961,170

LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$447,768	$438,705
Accounts payable - related parties	99,000	81,000
Accrued interest and expense	204,770	191,635
Accrued interest and expense - related parties	573,442	517,036
Deferred liability	70,000	-
Litigation settlement liability	90,000	90,000
Notes payable - other	610,000	850,000
Notes payable - shareholder	4,302,796	4,058,477

Total Current liabilities	6,397,776	6,226,853

Long-Term Liabilities
Litigation settlement liability	270,000	292,500

Total Liabilities	6,667,776	6,519,353

Commitments and Contigencies

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
20,690,386 shares issued and outstanding	2,069	2,069
Additional paid-in capital	19,649,549	19,602,968
Accumulated deficit	(25,556,875)	(25,163,220)

Total Stockholders' Deficit	(5,905,257)	(5,558,183)

Total Liabilities and Stockholders' Deficit	$762,519	$961,170

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(unaudited)

	2007	2006

Revenue	$162,216	$876,253

Cost of sales	10,492	781,008

Gross margin	151,724	95,245

General and administrative	396,213	432,792
Depreciation	17,620	12,163
Amortization	-	11,833
(Gain)/Loss on disposal of equipment	(1,016)	3,095

Total operating expenses	412,817	459,883

Net Operating Loss	(261,093)	(364,638)

Interest expense	(132,562)	(104,969)

NET LOSS	$(393,655)	$(469,607)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding	20,690,386	20,673,164

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(393,655)	$(469,607)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed Interest	46,581	37,570
Depreciation	17,620	12,163
Amortization	-	11,833
(Gain)/Loss on disposal of equipment	(1,016)	3,095
Changes in:
Accounts receivable	(1,202)	(73,376)
Accounts receivable - related parties	-	(24,566)
Inventory	-	(13,399)
Other current assets	1,524	(276,573)
Accounts payable	9,063	154,980
Accounts payable - related parties	18,000	18,000
Accrued expenses	13,134	(49,742)
Accrued expenses - related parties	56,406	60,809
Litigation settlement	(22,500)	(20,000)

Net Cash Used in Operating Activities	(256,045)	(628,813)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,726)	(99,558)
Proceeds from sale of equipment	1,400	4,500

Net Cash Used in Investing Activities	(326)	(95,058)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(continued)

	2007	2006
Cash Flows From Financing Activities
Proceeds from notes payable - shareholder	244,319	212,000
Proceeds from notes payable - other	-	500,000

Net Cash Provided by Financing Activities	244,319	712,000

Net change in cash	(12,052)	(11,871)
Cash at beginning of period	33,077	98,468

Cash at end of period	$21,025	$86,597

Supplemental disclosures:
Income Tax Paid	$-	$-
Interest Paid	31,947	603

Non-cash operating and financing activities:
Transfer of deposit rights for partial release of notes payable	170,000	-
Common Stock issued as loan discount for Note Payable	-	5,500

SYSTEMS MANAGEMENT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. (“SMS”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in SMS's financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

SMS incurred a net loss of $393,655 for the three months ended March 31, 2007 and has a working capital deficit of $6,285,801 as of March 31, 2007. These conditions create an uncertainty as to SMS’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and assets. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.

NOTE 3 - INVENTORY

In October 2006, SMS Envirofuels, Inc. (“SMSE”) entered into a tolling arrangement in which the customer provides the raw materials and SMSE converts it to Biodiesel. The customer is invoiced only for the act of conversion. At March 31, 2007, SMSE had no ownership rights to the inventory located on its premises and therefore recorded no inventory value.

NOTE 4 - ASSETS HELD FOR SALE

In an effort to secure additional capital for operations, the Company began actively seeking a purchaser for the assets located at its subsidiary’s, SMSE, production plant located in Poteet, Texas. On October 5, 2006, SMSE received a letter of intent (“LOI”) from Earth Biofuels, Inc. (“EBOF”) for the acquisition of the these assets. The terms of the LOI created a tiered consideration payment based on SMSE’s ability to meet two levels of production; the minimum consideration was $2.7 million and the maximum was $4.7 million. EBOF did not meet with the terms of the LOI and it expired with no sale transaction occurring. The Company will continue to pursue buyers for these assets.

The assets held for sale have a net book value at March 31, 2007 of $558,941 with no corresponding liabilities. Based on the LOI referenced above and communications with new interested purchasers, the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 5 - NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest is 10% and the note matured on August 1, 2006. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. At March 31, 2007, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $84,570.

On October 5, 2006, SMSE received a LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet (See Note 4). The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2nd, 2007. SMSE is in default on this note. The terms of the LOI were not been met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. At March 31, 2007, the principal balance on the note is $350,000 and interest accrued is $10,011.

NOTE 6 - NOTES PAYABLE TO SHAREHOLDERS

SMS and its subsidiaries have various promissory notes and advance agreements with its majority shareholder. The promissory notes bear a 10% interest rate. The advances bear no interest, however imputed interest at 10% is added as a contribution to capital each period. During the three months ended March 31, 2007, SMS and its subsidiaries received proceeds of $244,319 from the shareholder under these agreements. Accrued interest is $573,442 and $358,172 for the three months ended March 31, 2007 and 2006, respectively. Imputed interest is $46,581 and $37,570 for the three months ended March 31, 2007 and 2006, respectively. Total principal amounts due at March 31, 2007 are $4,302,796; Accrued interest is $573,442.

NOTE 7- EQUITY

On February 1, 2006, SMS issued 50,000 shares of common stock to an independent lender as additional incentive to make such loan (see Note 5)

NOTE 8 - OPERATING SEGMENTS AND RELATED REPORTING

	Software Sales,
	Programming, Data	Alternative
	Capturing & Storage	Fuels	All Other	Total
3 Months Ended March 31, 2007
Revenues from external customers	$152,016	$10,200	$-	$162,216
Intersegment revenues	-	-	-	-
Profit from Operations	(60,189)	(79,438)	(121,466)	(261,092)
Identifiable assets	6,603	558,941	-	565,544
Capital Expenditures	1,726	-	-	1,726
Depreciation	1,941	15,679	-	17,620

3 Months Ended March 31, 2006
Revenues from external customers	$57,377	$818,876	$-	$876,253
Intersegment revenues	-	-	-	-
Profit from Operations	(241,144)	(94,048)	(29,446)	(364,638)
Identifiable assets	11,871	490,489	-	502,360
Capital Expenditures	-	99,558	25,500	125,058
Depreciation	3,146	9,017	-	12,163

NOTE 9 - RECLASSIFICATION

Certain accounts from prior periods have been reclassified to conform to current periods presentations.

NOTE 10 - SUBSEQUENT EVENTS

On April 27, 2007, SMSE received a new letter of intent for the purchase of the assets located at is production facility located in Poteet, Texas. The Company can provide no assurances that the terms of this letter will be met and that a contract to purchase will be entered into.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

The following discussion and analysis should be read in connection with SMS's consolidated financial statements and related notes thereto, included elsewhere in this report.

SMS is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. (“ASPECT) and SMS Envirofuels, Inc. (“SMSE”).

ASPECT provides custom programming, support and Microsoft systems products to its customers. ASPECT is a Microsoft Certified Partner which enables it to remarket a specific line of software developed by Microsoft Corporation. During the 1st quarter, approximately 62% of ASPECT’s revenue was generated from one customer who has contracted with ASPECT to upgrade the Microsoft software. The customer has both domestic and international locations. ASPECT expects this upgrade contract to continue the remainder of this year and carry into 2008. Maintenance and software sales still continue to be strong on all ASPECT’s remaining clients. ASPECT continuously seeks out new industries and customers that would be benefit from the Microsoft software.

SMS Envirofuels began processing biodiesel in April 2005. Since then, the manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During 2006, SMSE was able to maintain its sales prices and levels of production and as a result was able to complete an expansion of its production capabilities. This has attracted potential buyers and in late 2006, the Company placed the assets located at SMSE’s production facility located in Poteet, Texas, up for sale. On October 5, 2006, SMSE, the Company’s subsidiary, received a letter of intent (“LOI”) from Earth Biofuels, Inc., (“EBOF”) for the acquisition of these assets. One of terms of the LOI created a tolling arrangement in which EBOF would provide the soybean oil and methanol in sufficient quantities to operate the plant at the levels stated in the LOI. SMSE relied on this agreement and began production in accordance with the LOI. However, due to the inconsistent and insufficient levels of soybean oil purchased by EBOF for SMSE, the production goal levels, as outlined in the LOI, were not attained. EBOF ceased communication with SMSE in early December 2006 and the plant ceased the production of biodiesel.

The comparative statements of operations for the three month period ending March 31, 2007 and 2006, reflects a decrease in Revenue, Cost of Sales and General and Administrative due to the lack of production and sales of biodiesel by the Company’s subsidiary, SMSE (referenced in the above paragraph). However, ASPECT did increase its revenue by $95,000 or 167% due to securing larger contracts for installations and customizations. SMS has maintained stable and consistent administrative costs.

Cash used by operating and investing activities was $256,045 and $326, respectively, for the three month period ending March 31, 2007. The funds to cover these uses of cash were received against the note payable and advance agreement the company maintains from its majority (see Note 6).

The Company incurred a net loss of $393,655 and a working capital deficit of for the three months ended March 31, 2007. These conditions create an uncertainty as to SMS’s ability to continue as a going concern. SMS has seen improvement in the operating results of ASPECT. However, it is not yet determined when SMS Envirofuels will resume production or be sold.

 However, SMS continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SMS will continue to have such loans and advances available. SMS will not be able to continue operations without them. SMS is pursuing alternate sources of financing. This is reflected in the Letter of Intent received in October as discussed in Note 4 and Note 5 above. It remains the central focus of SMS to pursue profitable projects and expand its presence in the biodiesel industry.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that SMS was obligated on the lease even though no authorized officer of SMS had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required SMS to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The final payment will be due in March 2011. The balance due at March 31, 2007 is $360,000.

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

3.
On March 22, 2005, the Board of Directors of SMS voted to reduce the number of shares outstanding of SMS’s $0.0001 par value common stock by reverse split to exchange one (1) new share for each two and one half (2 ½) old shares. Any fractional shares created by this reverse split were truncated to the nearest whole share and no cash was paid for any such fractional share.

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

Dated: May 14, 2007

SYSTEMS MANAGEMENT SOLUTIONS, INC.,
a Nevada corporation

By: /s/ Jim Karlak _____________________________________
James Karlak, President and Chief Executive Officer

By: /s/ Morris Kunofsky ________________________________
Morris Kunofsky, Chief Financial Officer