Form 10QSB
period 2007-06-30
Systems Management Solutions Inc
filed 2007-08-06
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

Commission File No. 333-45210

SYSTEMS MANAGEMENT SOLUTIONS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0460457
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation)

4703 Shavano Oak, Suite 104	78249
San Antonio, Texas
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (210) 541-9100

The issuer has (1) filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of August 06, 2007
Common stock, $0.0001 par value	20,690,386

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

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$15,374	$33,077
Accounts receivable	80,790	78,586
Other	12,376	12,686
Total Current Assets	108,540	124,349

Property and equipment, net of accumulated depreciation of
$210,199 & $448,932	4,816	7,202
Assets held for sale, net of accumulated depreciation of
$74,014 & $74,014	574,619	574,619
Deposits	85,000	255,000
Total Assets	$772,975	$961,170

LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$411,531	$438,705
Accounts payable - related parties	117,000	81,000
Accrued interest and expense	212,157	191,635
Accrued interest and expense - related parties	632,210	517,036
Deferred liability	70,000	-
Litigation settlement liability	90,000	90,000
Notes payable - other	610,000	850,000
Notes payable - shareholder	4,529,691	4,058,477
Total Current liabilities	6,672,589	6,226,853

Long-Term Liabilities
Litigation settlement liability	247,500	292,500
Total Liabilities	6,920,089	6,519,353

Commitments and Contigencies

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Series A Cumulative Convertible Preferred Stock, $ .0001
par value, 60,000 shares authorized, no shares issued
and outstanding	-	-
Series B Cumulative Convertible Preferred Stock, $ .0001
par value, 50,000 shares authorized, no shares issued
and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
20,690,386 shares issued and outstanding	2,069	2,069
Additional paid-in capital	19,701,315	19,602,968
Accumulated deficit	(25,850,498)	(25,163,220)
Total Stockholders' Deficit	(6,147,114)	(5,558,183)
Total Liabilities and Stockholders' Deficit	$772,975	$961,170

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Revenue	$180,327	$1,968,500	$342,543	$2,844,753
Cost of sales	28,468	1,611,254	38,961	2,392,262

Gross margin	151,859	357,246	303,582	452,491

General and administrative	318,861	425,059	715,072	857,851
Depreciation	(13,892)	15,243	3,728	27,406
Amortization	-	17,750	-	29,583
(Gain)/Loss on disposal of equipment	(2,200)	7,083	(3,216)	10,178

Total operating expenses	302,769	465,135	715,584	925,018

Net Operating Loss	(150,910)	(107,889)	(412,002)	(472,527)

Interest expense	(142,713)	(112,451)	(275,276)	(217,420)
NET LOSS	$(293,623)	$(220,340)	$(687,278)	$(689,947)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average shares outstanding	20,690,386	20,690,386	20,690,386	20,681,822

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(687,278)	$(689,947)

Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed Interest	98,347	79,365
Depreciation	3,728	27,406
Amortization	-	29,583
(Gain)/Loss on disposal of equipment	(3,216)	10,178
Changes in:
Accounts receivable	(2,203)	(87,984)
Accounts receivable - related parties	-	(33,389)
Inventory	-	(111,596)
Other current assets	310	(280,613)
Accounts payable	(27,175)	505,789
Accounts payable - related parties	36,000	(9,000)
Accrued expenses	20,522	(139,849)
Accrued expenses - related parties	115,174	124,022
Litigation settlement	(45,000)	(42,500)

Net Cash Used in Operating Activities	(490,791)	(618,535)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,726)	(184,267)
Proceeds from sale of equipment	3,600	19,500

Net Cash Provided by Investing Activities	1,874	(164,767)

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
Six Months Ended June 30, 2007 and 2006
(unaudited)

	2007	2006

Cash Flows From Financing Activities
Proceeds from notes payable - shareholder	471,214	309,500
Proceeds from notes payable - other	-	500,000
Net Cash Provided by Financing Activities	471,214	809,500

Net change in cash	(17,703)	26,198
Cash at beginning of period	33,077	98,468

Cash at end of period	$15,374	$124,666

Supplemental disclosures:
Income Tax Paid	$-	$-
Interest Paid	31,947	603

Non-cash operating and financing activities:
Transfer of deposit rights for partial release of notes payable	170,000	-
Common Stock issued as loan discount for Note Payable	-	5,500

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

NOTE 2 - GOING CONCERN

SMS incurred a net loss of $293,623 and $687,278 for the three and six months ended June 30, 2007 and has a working capital deficit of $6,564,049 as of June 30, 2007. These conditions create an uncertainty as to SMS’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and assets. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.

NOTE 3 - INVENTORY

In October 2006, SMS Envirofuels, Inc. (“SMSE”) entered into a tolling arrangement in which the customer provides the raw materials and SMSE converts it to Biodiesel. The customer is invoiced only for the act of conversion. This arrangement ceased in December 2006. During the second quarter, the customer took possession of all inventory the customer purchased and was storing at the SMSE facility in Poteet. As of June 30, 2007, SMSE has ownership rights to the inventory located on its premises. However due to its age, SMSE has recorded no inventory value.

NOTE 4 - ASSETS HELD FOR SALE

In an effort to secure additional capital for operations, the Company began actively seeking a purchaser for the assets located at its subsidiary’s, SMSE, production plant located in Poteet, Texas. On October 5, 2006, SMSE received a letter of intent (“LOI”) from Earth Biofuels, Inc. (“EBOF”) for the acquisition of these assets. The terms of the LOI created a tiered consideration payment based on SMSE’s ability to meet two levels of production; the minimum consideration was $2.7 million and the maximum was $4.7 million. EBOF did not meet the terms of the LOI and it expired with no sale transaction occurring. The Company will continue to pursue buyers for these assets.

The assets held for sale have a net book value at June 30, 2007 of $574,619 with no corresponding liabilities. Based on the LOI referenced above and communications with new interested purchasers, the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 5 - NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest is 10% and the note matured on August 1, 2006. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. Interest expense for the six months ended June 30, 2007 and 2006, is $34,967 and $20,274 respectively. Amortization expense for the same periods is $0 and $29,583, respectively. At June 30, 2007, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $100,276.

On October 5, 2006, SMSE received a LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet (See Note 4). The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. Interest expense for the six months ended June 30, 2007 and 2006, is $26,484 and $0, respectively. At June 30, 2007, the principal balance on the note is $350,000 and interest accrued is $26,484.

NOTE 6 - NOTES PAYABLE TO SHAREHOLDERS

SMS and its subsidiaries have various promissory notes and advance agreements with its majority shareholder. The promissory notes bear a 10% interest rate. The advances bear no interest, however imputed interest at 10% is added as a contribution to capital each period. During the six months ended June 30, 2007, SMS and its subsidiaries received proceeds of $471,214 from the shareholder under these agreements. Interest expense for the six months ended June 30, 2007 and 2006, is $213,521 and $181,849, respectively. At June 30, 2007, the principal balances on the above instruments are $4,529,691 and the accrued interest balances at June 30, 2007 are $632,210.

NOTE 7- EQUITY

On February 1, 2006, SMS issued 50,000 shares of common stock to an independent lender as additional incentive to make the $500,000 loan described in Note 5.

NOTE 8 - OPERATING SEGMENTS AND RELATED REPORTING

	Software Sales,
	Programming, Data	Alternative
	Capturing & Storage	Fuels	All Other	Total
6 Months Ended June 30, 2007
Revenues from external customers	$332,343	$10,200	$-	$342,543
Intersegment revenues	-	-	-	-
Profit from Operations	(18,345)	(148,890)	(244,767)	(412,002)
Identifiable assets	4,816	574,619	-	579,435
Capital Expenditures	1,726	-	-	1,726
Depreciation	3,728	-	-	3,728

6 Months Ended June 30, 2006
Revenues from external customers	$165,550	$2,679,203	$-	$2,844,753
Intersegment revenues	-	-	-	-
Profit from Operations	(358,387)	45,222	(159,362)	(472,527)
Identifiable assets	9,478	540,265	-	549,743
Capital Expenditures	-	184,267	-	184,267
Depreciation	5,540	21,866	-	27,406

NOTE 9 - RELATED PARTY

In July 2007, Texian Land and Cattle, a related party to the Company, filed for Chapter 11 bankruptcy protection. The Company cannot be certain of any effects this may have on its subsidiary’s SMSE production facility lease agreement with Texian.

NOTE 10 - RECLASSIFICATION

Certain accounts from prior periods have been reclassified to conform to current period presentations.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

The following discussion and analysis should be read in connection with SMS's consolidated financial statements and related notes thereto, included elsewhere in this report.

Overview

SMS is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. (“ASPECT) and SMS Envirofuels, Inc. (“SMSE”).

ASPECT provides custom programming, support and Microsoft systems products to its customers. ASPECT is a Microsoft Certified Partner which enables it to remarket a specific line of software developed by Microsoft Corporation. During the first two quarters, approximately 60% of ASPECT’s revenue was generated from one customer who has contracted with ASPECT to upgrade the Microsoft software. The customer has both domestic and international locations. ASPECT expects this upgrade contract to continue the remainder of this year and carry into 2008. Maintenance and software sales still continue to be strong on all ASPECT’s remaining clients. ASPECT continuously seeks out new industries and customers that would be benefit from the Microsoft software.

SMS Envirofuels began processing biodiesel in April 2005. Since then, the manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During 2006, SMSE was able to maintain its sales prices and levels of production and as a result was able to complete an expansion of its production capabilities. This has attracted potential buyers and in late 2006, the Company placed the assets located at SMSE’s production facility located in Poteet, Texas, up for sale. On October 5, 2006, SMSE, the Company’s subsidiary, received a letter of intent (“LOI”) from Earth Biofuels, Inc. (“EBOF”) for the acquisition of these assets. One of terms of the LOI created a tolling arrangement in which EBOF would provide the soybean oil and methanol in sufficient quantities to operate the plant at the levels stated in the LOI. SMSE relied on this agreement and began production in accordance with the LOI. However, due to the inconsistent and insufficient levels of soybean oil purchased by EBOF for SMSE, the production goal levels, as outlined in the LOI, were not attained. EBOF ceased communication with SMSE in early December 2006 and the plant ceased the production of biodiesel.

Results of Operation

The Company incurred a net loss of $293,623 and $687,278 for the three months and six months ended June 30, 2007, respectively and had a working capital deficit of $6,564,049, as of June 30, 2007. These conditions create an uncertainty as to SMS’s ability to continue as a going concern. SMS has seen improvement in the operating results of ASPECT. However, it is not yet determined when SMS Envirofuels will resume production or be sold.

Cash used by operating and provided by investing activities was $490,791 and $1,874, respectively, for the six month period ending June 30, 2007. The funds to cover these uses of cash were received against the note payable and advance agreement the company maintains from its majority shareholder (see Note 6).

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

First and Second Quarter 2007 Compared to First and Second Quarter 2006

Total Revenue and Gross Profit. The comparative statements of operations for the three and six month periods ending June 30, 2007 and 2006, reflects a decrease in revenue and cost of sales due to the lack of production and sales of biodiesel by the Company’s subsidiary,. However, ASPECT increased its revenue by $167,000 or 101% during the six month period ending June 30, 2007, due to securing larger contracts for installations and customizations.

 General and Administrative costs. The general and administrative costs have decreased by 26% and 17%, respectively, when comparing 2007 to 2006 for the three and six month period ending June 30. Approximately, 50% of the reduction is attributed to lower plant maintenance due to ceased operations. The remainder is a combination of less dollars spent on sales/marketing and office rent. Aspect has been able to reduce its sales and marketing costs by 100% and rely on the Microsoft network and word of mouth for new customers. Aspect negotiated out of its $22,800 per month office lease and moved out in mid-March 2007. The new space is $2,310 per month resulting in a $20,490 reduction in monthly expenses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that SMS was obligated on the lease even though no authorized officer of SMS had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required SMS to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The final payment will be due in March 2011. The balance due at June 30, 2007 is $337,500.

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

In June of 2007, Earthbiofuels, Inc (“EBOF”), posted in the Atascosa County Public Deed Records, a Notice of Substitute Trustee’s Foreclosure Sale on the property located at 8275 FM 476 West, Poteet, Texas in effort to collect on the promissory note made by SMS Envirofuels, Inc. (“SMSE”) as part of the agreement entered into in October 2006 (see Note 5). SMSE is currently in default on this promissory note. The promissory note was secured by this property which is owned by Texian Land and Cattle (“Texian”), a related party to the Company, and leased to SMSE. In July of 2007, as previously discussed in (Note 9), Texian filed for Chapter 11 bankruptcy protection.

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

Dated: August 06, 2007

SYSTEMS MANAGEMENT SOLUTIONS, INC.,
a Nevada corporation

By: /s/ Jim Karlak
James Karlak, President and Chief Executive Officer

By: /s/ Morris Kunofsky
Morris Kunofsky, Chief Financial Officer