Form 10QSB
period 2007-09-30
Systems Management Solutions Inc
filed 2007-11-14
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of November 09, 2007
Common stock, $0.0001 par value	20,690,386

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

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$6,428	$33,077
Accounts receivable	48,650	78,586
Other	12,865	12,686

Total Current Assets	67,943	124,349

Property and equipment, net of accumulated depreciation of
$68,935 & $448,932 respectively	3,293	7,202
Assets held for sale, net of accumulated depreciation of
$74,014 & $74,014 respectively	574,619	574,619
Deposits	85,000	255,000

Total Assets	$730,855	$961,170

LIABILIITES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$317,216	$438,705
Accounts payable - related parties	136,716	81,000
Accrued interest and expense	277,509	191,635
Accrued interest and expense - related parties	694,897	517,036
Deferred liability	70,000	-
Litigation settlement liability	90,000	90,000
Notes payable - other	610,000	850,000
Notes payable - shareholder	4,787,636	4,058,477

Total Current Liabilities	6,983,974	6,226,853

Long-Term Liabilities
Litigation settlement liability	225,000	292,500

Total Liabilities	7,208,974	6,519,353

Commitments and Contigencies

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
20,690,386 shares issued and outstanding	2,069	2,069
Additional paid-in capital	19,756,183	19,602,968
Accumulated deficit	(26,236,371)	(25,163,220)

Total Stockholders' Deficit	(6,478,119)	(5,558,183)

Total Liabilities and Stockholders' Deficit	$730,855	$961,170

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Revenue	$76,616	$109,006	$408,959	$274,556

Cost of sales	7,321	21,754	69,164	99,869

Gross margin	69,295	87,252	339,795	174,687

General and administrative	197,588	279,993	730,688	850,055
Depreciation	1,523	2,174	5,251	7,713
Amortization	-	5,917	-	35,500
(Gain)/Loss on disposal of equipment	-	-	(3,216)	-

Total operating expenses	199,111	288,084	732,723	893,268

Net operating loss from continuing
operations	(129,816)	(200,832)	(392,928)	(718,581)

Interest expense	(154,381)	(118,339)	(429,657)	(335,759)

Net loss from continuing
operations	(284,197)	(319,171)	(822,585)	(1,054,340)

Discontinued operations (Note 8)

Loss from discontinued operations of
alternative fuels segment	(101,676)	6,063	(250,566)	51,285

Net loss	$(385,873)	$(313,108)	$(1,073,151)	$(1,003,055)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Basic and diluted loss per share
for discontinued operations	$(0.00)	$0.00	$(0.01)	$0.00
Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding	20,690,386	20,690,386	20,690,386	20,684,708

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,073,151)	$(1,003,055)
Loss/(Income) from discontinued operations	250,566	(51,285)
Loss from continuing operations	(822,585)	(1,054,340)

Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed Interest	153,216	122,684
Depreciation	5,251	7,713
Amortization	-	35,500
(Gain)/Loss on disposal of equipment	(3,216)	-
Changes in:
Accounts receivable	29,936	(18,070)
Accounts receivable - related parties	(176,001)	(45,250)
Inventory	-	-
Other current assets	(55)	(283,574)
Accounts payable	(35,221)	4,494
Accounts payable - related parties	(95,899)	310,602
Accrued expenses	93,914	(123,948)
Accrued expenses - related parties	177,860	174,814
Litigation settlement	(67,500)	(65,000)

Net Cash Used in Operating Activities	(740,300)	(934,375)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,726)	-
Proceeds from sale of equipment	3,600	-

Net Cash Provided by Investing Activities	1,874	-

SYSTEMS MANAGEMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006

Cash Flows From Financing Activities
Proceeds from notes payable - shareholder	729,159	404,600
Proceeds from notes payable - other	-	500,000

Net Cash Provided by Financing Activities	729,159	904,600

Discontinued Operations
Discontinued operating activities	(17,382)	235,606
Discontinued investing activities	-	(203,839)
Discontinued financing activities		-

Net Cash Provided by (Used In) Discontinued Operations	(17,382)	31,767

Net change in cash	(26,649)	1,992

Cash
Beginning of Period - Continuing Operations	15,380	44,776
Beginning of Period - Discontinued Operations	17,697	53,692

End of Period - Continuing Operations	$6,113	$15,001

End of Period - Discontinued Operations	$315	$85,459

Supplemental disclosures:
Income Tax Paid	$-	$-
Interest Paid	-	9,775

Non-cash operating and financing activities:
Transfer of deposit rights for partial release of notes payable	170,000	-
Common Stock issued as loan discount for Note Payable	-	5,500

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

NOTE 2 - GOING CONCERN

SMS incurred a net loss of $385,873 and $1,073,151 for the three and nine months ended September 30, 2007 and has a working capital deficit of $6,916,031 as of September 30, 2007. These conditions create an uncertainty as to SMS’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and assets. The financial statements do not include any adjustments that might be necessary if SMS is unable to continue as a going concern.

NOTE 3 - ASSETS HELD FOR SALE

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

The assets held for sale have a net book value at September 30, 2007 of $574,619 with no corresponding liabilities. Based on the LOI referenced above and communications with new interested purchasers, the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 4 - NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest is 10% and the note matured on August 1, 2006. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. Interest expense for the nine months ended September 30, 2007 and 2006, is $51,561 and $40,418, respectively. Amortization expense for the same periods is $0 and $35,500, respectively. At September 30, 2007, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $116,870.

On October 5, 2006, SMSE received a LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet (See Note 3). The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. Interest expense for the nine months ended September 30, 2007 and 2006, is $43,825 and $0, respectively. At September 30, 2007, the principal balance on the note is $350,000 and interest accrued is $43,825.

NOTE 5 - NOTES PAYABLE TO SHAREHOLDERS

SMS and its subsidiaries have various promissory notes and advance agreements with its majority shareholder. The promissory notes bear a 10% interest rate. The advances bear no interest, however imputed interest at 10% is added as a contribution to capital each period. During the nine months ended September 30, 2007, SMS and its subsidiaries received proceeds of $729,159 from the shareholder under these agreements. Interest expense for the nine months ended September 30, 2007 and 2006, is $331,076 and $278,209, respectively. At September 30, 2007, the principal balances on the above instruments are $4,787,636 and the accrued interest balances at September 30, 2007 are $694,867.

NOTE 6- EQUITY

On February 1, 2006, SMS issued 50,000 shares of common stock to an independent lender as additional incentive to make the $500,000 loan described in Note 5.

NOTE 7 - DISCONTINUED OPERATIONS

SMSE, a subsidiary of the Company, ceased production in Dec 2006 and its assets located in Poteet, Tx. were classified as Held for Sale at December 31, 2006 (see Note 3). The Company sought out arrangements in which the assets would be purchased but SMSE would retain management of the facility. Therefore, SMSE maintained the current staff which consisted of managerial, operational and custodial personnel. This provided a “ready” management team which made the purchase more attractive to potential buyers. However, in September and October, key managerial personnel employed by SMSE have resigned. The Company is no longer able to provide management of the facility and has therefore recognized this segment of its operations as discontinued.

SMSE’s activity represents the entirety of the Company’s alternative fuels segment (see Note 9). SMSE’s sales, reported in discontinued operations, for the nine months ended September 30, 2007 and 2006 are $10,200 and $3,221,553, respectively. SMSE’s pretax (loss)/profit from operations, reported in discontinued operations, for the nine months ended September 2007 and 2006 were $(250,566) and $51,285 respectively. Prior year financial statements have been restated to present the operations of SMSE as a discontinued operation. The fixed assets of the discontinued operation are listed as “Assets Held for Sale” in the accompanying Balance Sheets at September 30, 2007 and December 31, 2006. Below is a table of all assets and liabilities for the discontinued operations:

	At	At
	September 30,	December 31,
	2007	2006

Assets of discontinued operations:

Cash	315	17,697
Accounts Receivable	11,448	11,448
Inventory	-	-
Property and equipment, net	574,619	574,619
Other Assets	10,782	10,657

Total Assets	$597,164	$614,421

Liabilities of discontinued operations:

Accounts payable	298,338	384,607
Accounts payable - related parties	136,716	81,000
Accrued expense	44,974	53,015

Total Liabilities	$480,028	$518,622

NOTE 8 - INTERNAL REVENUE TAX LIEN

During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. The payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at September 30, 2007 is $34,536.

NOTE 9 - OPERATING SEGMENTS AND RELATED REPORTING

	Software Sales,	(Discontinued)
	Programming, Data	Alternative
	Capturing & Storage	Fuels	All Other	Total
9 Months Ended September 30, 2007
Revenues from external customers	$408,959	$-	$-	$408,959
Net operating loss from operations	(53,883)	-	(339,045)	(392,928)
Income/(loss) from discontinued operations		(250,566)		(250,566)
Identifiable assets	3,293	0	-	3,293
Assets held for sale		574,619		574,619
Capital Expenditures	1,726	-	-	1,726
Depreciation	5,251	-	-	5,251

9 Months Ended September 30, 2006
Revenues from external customers	$274,556	$-	$-	$274,556
Net operating income/(loss) from operations	(438,849)	-	(279,732)	(718,581)
Income/(loss) from discontinued operations		51,285		51,285
Identifiable assets	7,304	0	-	7,304
Assets held for sale		546,079		546,079
Capital Expenditures	-	478,339	-	478,339
Depreciation	7,713	-	-	7,713

In the third quarter of 2007, due to the loss of key managerial personnel in the alternative fuels segment and the continued price increases in soy oil, the Company has determined to discontinue this segment (see Note 7). The assets of this segment are currently identified as “held for sale” on the balance sheet at September 30, 2007.

NOTE 10 - RELATED PARTY

In July 2007, Texian Land and Cattle, a related party to the Company, filed for Chapter 11 bankruptcy protection. The Company cannot be certain of any effects this may have on its subsidiary’s SMSE production facility lease agreement with Texian.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 12 - RECLASSIFICATION

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

Overview

SMS is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. (“ASPECT) and SMS Envirofuels, Inc. (“SMSE”).

ASPECT provides custom programming, support and Microsoft systems products to its customers. ASPECT is a Microsoft Certified Partner which enables it to remarket a specific line of software developed by Microsoft Corporation. For the nine month period ending September 30, 2007, 64% of ASPECT’s revenue was generated from one customer who has contracted with ASPECT to upgrade its corporate and remote locations to the Microsoft software. The customer has both domestic and international locations. ASPECT expects this upgrade contract to continue the remainder of this year and carry into 2008. For the same period, 36% of revenue was generated from the maintenance and annual software license renewal sales of ASPECT’s remaining clients. ASPECT continuously seeks out new industries and customers that would be benefit from the Microsoft software.

SMS Envirofuels began processing biodiesel in April 2005. Since then, the manufacturing facility has experienced a steady demand for its product and has continued to perfect its process to achieve both consistency and efficiency. During 2006, SMSE was able to maintain its sales prices and levels of production and as a result was able to complete an expansion of its production capabilities. This has attracted potential buyers and in late 2006, the Company placed the assets located at SMSE’s production facility located in Poteet, Texas, up for sale. On October 5, 2006, SMSE, the Company’s subsidiary, received a letter of intent (“LOI”) from Earth Biofuels, Inc. (“EBOF”) for the acquisition of these assets. One of terms of the LOI created a tolling arrangement in which EBOF would provide the soybean oil and methanol in sufficient quantities to operate the plant at the levels stated in the LOI. SMSE relied on this agreement and began production in accordance with the LOI. However, due to the inconsistent and insufficient levels of soybean oil purchased by EBOF for SMSE, the production goal levels, as outlined in the LOI, were not attained. EBOF ceased communication with SMSE in early December 2006 and the plant ceased the production of biodiesel. With the price of soybean oil continually on the rise, it remains difficult to resume operations at sufficient margins to sustain operations. SMSE resumed pursuing buyers for its assets located at the Poteet plant with the intent to remain in control of its operations as third party management for the facility, offering it’s administrative and production personnel.
In the third quarter of 2007, key personnel have left SMSE for other opportunities. With the lack of experienced employees, SMSE is no longer able to provide management of the Poteet facility to interested buyers. It was thus determined to discontinue the alternative fuels segment of the Company.

Results of Operation

The Company incurred a net loss of $385,873 and $1,073,151 for the three months and nine months ended September 30, 2007, respectively and had a working capital deficit of $6,916,031, as of September 30, 2007. These conditions create an uncertainty as to SMS’s ability to continue as a going concern. SMS has seen improvement in the operating results of ASPECT. However, it is not yet determined when SMS Envirofuels will resume production.

Cash used by continuing operations and provided by investing activities was $757,683 and $1,874, respectively, for the nine month period ending September 30, 2007. Cash used by discontinued operations was $17,382 for the same period. The funds to cover these uses of cash were received against the note payable and advance agreement the company maintains from its majority shareholder (see Note 6).

SMS continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SMS will continue to have such loans and advances available. SMS will not be able to continue operations without them. SMS is pursuing alternate sources of financing. This is reflected in the Letter of Intent received in October 2006 as discussed in Note 4 and Note 5 above and the continuing effort to sell the alternative fuels segment of the Company.

Third Quarter and Year to Date 2007 Compared to Third Quarter and Year to Date 2006

Total Revenue and Gross Profit. The comparative statements of operations for the three and nine month periods ending September 30, 2007 and 2006, reflects a decrease for the quarter but still maintains an increase year to date in revenue. ASPECT increased its revenue by $134,400 or 49% during the nine month period ending September 30, 2007, due to securing larger contracts for installations and customizations.

General and Administrative costs. The general and administrative costs have decreased by 29% and 14%, respectively, when comparing 2007 to 2006 for the three and nine month period ending September 30. The reduction is attributed to two major factors: 1) the lower rent in the new corporate office space. Aspect negotiated out of its $22,800 per month office lease and moved out in mid-March 2007. The new space is $2,700 per month resulting in a $20,100 reduction in monthly expenses and 2) reductions in personnel, sales and marketing. Aspect has been able to reduce its sales and marketing costs by 100% and rely on the Microsoft network and word of mouth for new customers. All companies have incurred small reductions in administrative and custodial personnel in the second and third quarters of 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that SMS was obligated on the lease even though no authorized officer of SMS had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required SMS to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The final payment will be due in March 2011. The balance due at September 30, 2007 is $315,000.

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE. The SMSE payable to Cargill as of October 5, 2006 is $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts. On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas. The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE. In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill. EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387. As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future. Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007 and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. The balance due at September 30, 2007 is $280,000. As of this filing, all payments have been made in a timely manner. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded.

In June of 2007, Earthbiofuels, Inc (“EBOF”), posted in the Atascosa County Public Deed Records, a Notice of Substitute Trustee’s Foreclosure Sale on the property located at 8275 FM 476 West, Poteet, Texas in effort to collect on the promissory note made by SMS Envirofuels, Inc. (“SMSE”) as part of the agreement entered into in October 2006 (see Note 5). SMSE is currently in default on this promissory note. The promissory note was secured by this property which is owned by Texian Land and Cattle (“Texian”), a related party to the Company, and leased to SMSE. In July of 2007, as previously discussed in Note 10, Texian filed for Chapter 11 bankruptcy protection.

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

Dated: November 13, 2007

SYSTEMS MANAGEMENT SOLUTIONS, INC.,
a Nevada corporation

By: /s/ Jim Karlak
James Karlak, President and Chief Executive Officer

By: /s/ Morris Kunofsky
Morris Kunofsky, Chief Financial Officer