Form 10KSB
period 2007-12-31
Systems Management Solutions Inc
filed 2008-05-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 001-16173

Systems Management Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0460457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4703 Shavano Oak, Suite 104
San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (210) 541-9100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title	Name of each exchange on which registered
Common stock, $.0001 par value	NASDAQ OTC

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes  ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☑

State issuer’s revenues for its most recent fiscal year: $480,463

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on December 31, 2007, as reported by the Over the Counter Bulletin Board was approximately $230,470. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 30,690,386 shares of the registrant’s common stock issued and outstanding as of April 30, 2008.

Documents Incorporated by Reference: None

Systems Management Solutions, Inc.

PART I

ITEM 1 - BUSINESS

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

Our Operating Subsidiaries as of December 31, 2007

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

ASPECT offers sales, implementation design, programming and project management for Microsoft’s Navision to its customers and to customers of other Navision resellers. ASPECT and its employees have developed a national reputation for project management and Navision implementation. In 2007, ASPECT has participated in implementing Microsoft’s Navision in Texas, Oklahoma, Florida, Minnesota, Rhode Island, North and South Carolina.

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

ASPECT has 3 full-time employees. It is not subject to any significant government regulation of its business. ASPECT will contract experts trained in Navision, on a as needed basis, to augment its in-house staff. This outsourcing of Navision experts allows ASPECT to keep its overhead low, while enabling the company to compete nationwide in Navision installation and service opportunities.

SMSE is an alternative fuel processing company dedicated to producing safe, clean, and environmentally friendly fuels for the future. SMSE is located in the town of Poteet, approximately 25 miles southwest of San Antonio, Texas. SMSE manufactures high quality and low cost biodiesel fuels for fuel distributors, jobbers and state and local governmental fleets. Biodiesel is a domestic renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean oil. Biodiesel can be mixed with petroleum-based diesel fuel, or used as a stand alone fuel for use in existing diesel engines.

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

The biodiesel industry in Texas and through out the United States remains in its infancy, with no single company possessing a dominant market position. There are only a few companies that currently produce and distribute biodiesel in Texas, The primary consumers and market for biodiesel include City Transit, Military, School Buses, Public Transit, Passenger Cars and Trucks, Marine, Farming and Heating Oil. As of December 31, 2007 the Company’s SMSE biodiesel production facility is shuttered and considered in the financials statements attached hereto as “Assets Held for Sale.”

ITEM 2 - PROPERTIES

The Company ’s offices are located at 4703 Shavano Oak, Suite 104, San Antonio, Texas 78249. This rental space is approximately 1,500 square feet, the average monthly rent is $2,300 and is sub-leased on a month to month basis. The Company and the original bound tenant share a common shareholder.

The Company, through SMSE, leases the land and building which contain the biodiesel manufacturing facility and offices. The lease includes approximately 11 acres located at 8275 FM 476W, Poteet, Texas 78065, which is just south of San Antonio. The monthly rent is $6,000 and the lease expires on April 14, 2013. The Company and the lessor do share a common shareholder.

ITEM 3 - LEGAL PROCEEDINGS

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The Company is currently in default under the terms of the settlement agreement. As of December 31, 2007 the liability to WKB was approximately $307,500.

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE. The SMSE payable to Cargill as of October 5, 2006 is $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts. On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas. The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE. In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill. EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387. As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future. Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007 and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded. During 2007 the Company and its affiliates made net payments of $128,000 towards the Cargill obligation. The Company is currently in default under the terms of the settlement agreement. As of December 31, 2007 the liability to Cargill was $230,000.

In June of 2007, Earthbiofuels, Inc (“EBOF”), posted in the Atascosa County Public Deed Records, a Notice of Substitute Trustee’s Foreclosure Sale on the property located at 8275 FM 476 West, Poteet, Texas in effort to collect on the promissory note made by SMS Envirofuels, Inc. (“SMSE”) as part of the agreement entered into in October 2006 (see Note 5 of the accompanying financial statements). SMSE is currently in default on this promissory note. The promissory note was secured by this property which is owned by Texian Land and Cattle (“Texian”), a related party to the Company, and leased to SMSE. In July of 2007 Texian filed for Chapter 11 bankruptcy protection (see Note 4 of the accompanying financial statements).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of the security holders.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on February 1, 2002 under the symbol “SUHO.” Upon the change of the corporate name to Systems Management Solutions, Inc. our symbol was changed to “SSMG.” The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	High	Low
Fiscal Year 2007
First Quarter	$0.30	$0.18
Second Quarter	$0.23	$0.12
Third Quarter	$0.30	$0.07
Fourth Quarter	$0.10	$0.04

Fiscal Year 2006
First Quarter	$0.50	$0.10
Second Quarter	$0.85	$0.28
Third Quarter	$0.50	$0.20
Fourth Quarter	$0.20	$0.06

Fiscal Year 2005
First Quarter	$2.25	$0.28
Second Quarter	$1.10	$0.31
Third Quarter	$0.30	$0.15
Fourth Quarter	$0.30	$0.20

Common Stock

The closing price of our common stock on December 31, 2007, as quoted by the NASD’s OTC Bulletin Board was $.04.

Record Holders

As of April 30, 2008 there were approximately 462 holders of record of our common stock.

Dividends on Common Stock

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Preferred Stock

Our authorized preferred stock consists of 5,000,000 shares of $0.0001 par value preferred stock, 60,000 shares of $100.00 par value Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and 50,000 shares of $100.00 par value Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). As of the date of this report, there are no shares of preferred stock outstanding. The Company’s preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purpose.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements using words such as "believe", "expect", "anticipate", "intend", "estimate", "plan", and words and expressions of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and our actual results could differ from those anticipated in such statements as a result of these risks and uncertainties. In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report.

Overview

SMS is comprised of two wholly owned subsidiaries, Aspect Business Solutions, Inc. (“ASPECT) and SMS Envirofuels, Inc. (“SMSE”).

ASPECT provides custom programming, support and Microsoft systems products to its customers. ASPECT is a Microsoft Certified Partner which enables it to remarket a specific line of software developed by Microsoft Corporation. For the year ended December 31, 2007, 64% of ASPECT’s revenue was generated from one customer who has contracted with ASPECT to upgrade its corporate and remote locations to the Microsoft software. The customer has both domestic and international locations. ASPECT expects this upgrade contract to continue into 2008. For the same period, 36% of revenue was generated from the maintenance and annual software license renewal sales of ASPECT’s remaining clients. ASPECT continuously seeks out new industries and customers that would be benefit from the Microsoft software.

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

In the third quarter of 2007, key personnel left SMSE for other opportunities. With the lack of experienced employees, SMSE is no longer able to provide management of the Poteet facility to interested buyers. It was thus determined to discontinue the alternative fuels segment of the Company.

Results of Operation

SMS incurred a net loss of approximately $1,450,000 for the twelve months ended December 31 2007, and had a working capital deficit of approximately $7,460,000 as of December 31, 2007. These conditions create an uncertainty as to SMS’s ability to continue as a going concern. SMS has seen improvement in the operating results of ASPECT. However, it is not yet determined when, or if, SMS Envirofuels will resume production.

Cash used by continuing operations and provided by investing activities was approximately $932,000 and $2,000, respectively, for the year ended December 31, 2007.  Cash used by discontinued operations was approximately $15,000 for the same period.  The funds to cover these uses of cash were received against the note payable and advance agreement the company maintains from its majority shareholder.

SMS continues to rely on loans and advances principally from its major stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SMS will continue to have such loans and advances available. SMS will not be able to continue operations without them. SMS is pursuing alternate sources of financing. This is reflected in the Letter of Intent received discussed above and the continuing effort to sell the alternative fuels segment of the Company.

Results of Operations for the years ended December 31, 2007 and 2006

Total Revenue and Gross Profit. The comparative statements of operations for the year ended December 31, 2007 and 2006, reflects an increase in revenue. Aspect increased its revenue by $134,400 or 49% during the year ended December 31, 2007, due to securing larger contracts for installations and customizations.

Expenses. Total expenses decreased by 15% when comparing 2007 to 2006 for the year ended December 31, 2007. The reduction is attributed to two major factors: 1) the lower rent in the new corporate office space. Aspect negotiated out of its $22,800 per month office lease and moved out in mid-March 2007. The new space is $2,300 per month resulting in a $20,500 reduction in monthly expenses and 2) reductions in personnel, sales and marketing. Aspect has been able to reduce its sales and marketing costs by 100% and rely on the Microsoft network and word of mouth for new customers. All companies have incurred small reductions in administrative and custodial personnel during the year ended December 31, 2007.

Critical Accounting Policies

The financial reports for the period contained one critical accounting estimate and did not incorporate any initial adoptions of accounting policy that had a material impact. Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

At December 31, 2007, an estimate was used to accrue for the expense to remove excess material from the production process from SMS Envirofuels, Inc. This estimate totaled $29,900 based on volume and vendor pricing.

Internal Revenue Tax Lien

During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. The payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at December 31, 2007 is $35,686.

Liquidity and Capital Resources

Cash used by operating activities was approximately $932,000 for 2007. During the year ended December 31, 2007 the Company and its Subsidiaries borrowed an additional approximately $932,000 from its largest shareholder.

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

Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred in 2006 and 2007 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

ITEM 7 - FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2008 the Company’s Board of Directors recommended that the Company dismiss Malone & Bailey, PC as its independent auditor. Additionally the Board of Directors recommended that the Company engage McElravy, Kinchen & Associates, PC as its new independent auditors.

The change of independent auditors was not related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, as such disagreement(s), if not resolved to the satisfaction of Malone & Bailey, PC, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports on the Company's financial statements.

ITEM 8-A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2007, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action

None.

ITEM 8-B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of April 30, 2008:

Name	Position	Age

Eddie Austin, Jr.	Chairman/CEO	57
	Principal Financial Officer

Mr. Eddie Austin, Jr. has served as Chairman and CEO of Systems Management Solutions, Inc. since January 18, 2008.  Mr. Austin joined the Board of Directors in January 2008, for a term of one year or until such time as a successor is elected by our shareholders. For the past 15 years Mr. Austin has managed a successful, multi-dimensional law practice in Lake Charles, La. Additionally, Mr. Austin has been involved in various private and public business ventures. Mr. Austin received his undergraduate degree from McNeese State University in 1975 and juris doctorate from Louisiana State University in 1989.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2007.

CODE OF ETHICS

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics. It is anticipated that the Board of Directors will adopt a Code of Ethics in the near future. Upon adoption of a Code of Ethics, we will comply with all SEC reporting requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

Systems Management Solutions, Inc.
Attn:Corporate Secretary
4703 Shavano Oak, Suite 104
San Antonio, Texas 78249

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth, for the years ended December 31, 2007, 2006 and 2005 all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer and President or acting in a similar capacity and all Officers of the Company who earned more than $100,000 annually.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Year	Salary	Other Compensation	Securities Underlying Options

Eddie Austin, Jr.	(1)	—	—	—	—
Chairman/CEO

James Karlak	(2)	2007	$213,333	—	—
Former		2006	$260,000	—	—
CEO		2005	$260,000	$5,000	—

Morris Kunofsky	(3)	2007	$120,750	—	—
Former		2006	$126,000	—	—
CFO		2005	$126,000	$2,400	—

Jenelle Stehle	(4)	2007	$80,367	—	—
Former		2006	$85,200	$127,500	—
Corp. Secretary		2005	$80,800	—	—

(1)	Mr. Austin became the Company’s Chairman and CEO effective January 18, 2008.

(2)	Mr. Karlak became the Company’s CEO and President effective on November 13, 2007. Mr. Karlak resigned from the Company effective January 18, 2008.

(3)	Mr. Kunoksky became the Company’s CFO in October 2004. Mr. Kunofsky resigned from the Company effective January 18, 2008.

(4)	Ms. Stehle became the Company’s Secretary and Treasurer in October 2004. Mr. Stehle resigned from the Company effective January 18, 2008.

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements.

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2008 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of April 30, 2008, there were 30,690,386 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)
Eddie Austin, Jr. 4703 Shavano Oak, Ste 104 San Antonio, TX 78249	Chairman/CEO	2,500,000	8.15%

United Managers Group, Inc. 4703 Shavano Oak, Ste 104 San Antonio, TX 78249	Shareholder	7,928,644	25.83%

All Officers and Directors as a group (total of 1)		2,500,000	8.15%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2008.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the persons named in paragraph (A), (B) or (C) above.

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

At December 31, 2007, the notes promised by the Company and SMSE were renewed and extended to February 28, 2009.

At December 31, 2007, the balance owed United Manager’s Group on the above instruments are:

The Company	$688,000
SMS Envirofuels, Inc.	$2,719,000
Aspect Business Solutions, Inc.	$2,343,000

SMSE occupies approximately 11 acres of land in Poteet, Texas. The lease is with Texian Land and Cattle Company, LLC, a Wyoming limited liability company, authorized to do business in the state of Texas as “Big As Texas Land Co., LLC. Annual Rents equate to $72,000. Certain stockholders of the Company hold an interest in Texian Land and Cattle.

ITEM 13 - EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Company's Definitive Proxy Statement filed with the Commission on June 24, 2004).

3.2	Ammended and Retated Bylaws (incorporated by reference from the Company's Definitive Proxy Statement filed with the Commission on June 24, 2004).

21.1	Subsidiaries of the Registrant*

31.1	Certification of Mr. Austin as required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Mr. Austin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

*  Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants for the year ended December 31, 2007:

Fee Category	McElravy, Kinchen & Associates, PC FY2007(1)	Malone & Bailey PC FY2007(1)	Malone & Bailey PC FY2006(1)
Audit Fees	$13,000	$48,500	$41.697
Audit-Related Fees(2)	—	—	—
Tax Fees(3)	—	4,550	7,113
All Other Fees(4)	—	—	450
Total Fees	$13,000	$53,400	$46,260

Notes to the Accountants Fees Table:

(1)
SMS filed a Current Report on Form 8-K on May 6, 2008 announcing the termination of Malone & Bailey, PC as our independent auditors. At the same time the Company announced the appointment of McElravy, Kinchen & Associates, PC as our new independent auditors.

(2)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

(3)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(4)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

AUDITOR'S TIME ON TASK

All of the work expended by McElravy, Kinchen & Associates, PC on our December 31, 2007 audit was attributed to work performed by McElravy, Kinchen & Associates, PC’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Systems Management Solutions, Inc.

By:	/s/ Eddie D. Austin, Jr.
Eddie D. Austin, Jr.
Chairman & CEO (Principal Executive Officer and Principal Accounting Officer)

Date: May 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

SIGNATURE	TITLE	DATE

/s/ Eddie D. Austin, Jr.	Chairman & CEO
Eddie D. Austin, Jr.	(Principal Executive Officer and Principal Accounting Officer)	May 15, 2008

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2007	F-3 - F-4

Consolidated Statements of Operations
for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Changes in Stockholders’ Deficit
for the years ended December 31, 2007 and 2006	F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 2007 and 2006	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Systems Management Solutions, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Systems Management Solutions, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period January 1, 2006 through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Management Solutions, Inc as of December 31, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas

May 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Systems Management Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Systems Management Solutions, Inc. (“SMS”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flow for the year ended December 31, 2006. These financial statements are the responsibility of SMS’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 14, 2007

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$19,776
Accounts receivable, less allowance for doubtful
accounts of $59,925	-
Prepaid Expenses	11,310
Total Current Assets	31,086

ASSETS HELD FOR SALE, Net	577,438

OTHER ASSETS
Deposits	85,000
Total Other Assets	85,000

TOTAL ASSETS	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$278,409
Accounts Payable, Related Parties	154,716
Deferred Liability	70,000
Litigation Settlement Liability	307,500
Notes Payable and Accrued Interest	805,993
Notes Payable to Stockholders and Accrued Interest	5,750,942
Other Current Liabilities	119,566
Total Current Liabilities	7,487,126

TOTAL LIABILITIES	7,487,126

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 5 million shares
authorized; no shares issued and outstanding	-
Common Stock, $.0001 par value, 100 million shares
authorized; 20,690,386 shares issued and outstanding	2,069
Additional Paid-in Capital	19,813,836
Accumulated Deficit	(26,609,507)

TOTAL STOCKHOLDERS' DEFICIT	(6,793,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

REVENUES	$480,463	$346,241

COST OF REVENUES	72,075	111,804

GROSS PROFIT	408,388	234,437

EXPENSES
Payroll, contract labor and consultants	708,020	699,761
Selling, general and administrative expenses	219,262	382,552

OPERATING LOSS FROM CONTINUING OPERATIONS	(518,894)	(847,876)

Interest expense	(589,757)	(461,031)

NET LOSS FROM CONTINUING OPERATIONS	(1,108,651)	(1,308,907)

DISCONTINUED OPERATIONS (Note 12)
Loss from discontinued operations	(337,636)	(133,081)

NET LOSS	$(1,446,287)	$(1,441,988)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.05)	$(0.06)
Basic and Diluted Net Loss Per Share
for Discontinued Operations	$(0.02)	$(0.01)
Total Basic and Diluted Net Loss Per Share	$(0.07)	$(0.07)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	20,690,000	20,686,000

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
BALANCE — December 31, 2005	20,640,386	$2,064	$19,429,420	$(23,721,232)	$(4,289,748)

Shares Issued for Loan Incentive	50,000	5	5,495	—	5,500
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	168,053	—	168,053
Net loss	—	—	—	(1,441,988)	(1,441,988)

BALANCE — December 31, 2006	20,690,386	2,069	19,602,968	(25,163,220)	(5,558,183)

Interest Imputed on Non-Interest Bearing Notes Payable	—	—	210,868	—	210,868
Net loss	—	—	—	(1,446,287)	(1,446,287)

BALANCE — December 31, 2007	20,690,386	$2,069	$19,813,836	$(26,609,507)	$(6,793,602)

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,446,287)	$(1,441,988)
Loss from Discontinued Operations	337,636	133,081
Loss from Continuing Operations	(1,108,651)	(1,308,907)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation & Amortization	5,726	45,290
Loss on Disposal of Office Equipment	(3,215)	-
Interest Imputed on Non-Interest Bearing Notes Payable	210,868	168,052
Changes in operating assets and liabilities:
Accounts Receivable	(194,935)	(451,634)
Other Current Assets	111	(283,401)
Accounts Payable	(135,869)	427,716
Accrued Expenses	369,361	49,373
Litigation Settlement	(75,000)	(87,500)

NET CASH USED IN OPERATING ACTIVITIES	(931,604)	(1,441,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Fixed Assets	(1,729)	(1,975)
Proceeds from Sale of Equipment	3,600	-
NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	1,871	(1,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Note Proceeds from Stockholders	931,568	563,590
Note Proceeds from Others	-	850,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	931,568	1,413,590

DISCONTINUED OPERATIONS
Discontinued Operating Activities	(15,136)	211,965
Discontinued Investing Activities	-	(247,960)
NET CASH USED IN DISCONTINUED OPERATIONS	(15,136)	(35,995)

NET DECREASE IN CASH	(13,301)	(65,391)

CASH – Beginning	33,077	98,468

CASH – Ending	$19,776	$33,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$304	$9,775
Income Taxes	$-	$-
Non-cash investing and financing activities:
Offset of Related Receivable with Note Payable	$-	$37,469
Offset of Related Payable with Note Payable	$-	$41,428
Transfer of Deposit Rights to Note Holder	$170,000	$-
Common Stock Issued as Loan Inducement	$-	$5,500

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Company

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

The accompanying consolidated financial statements include the accounts of SMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 - Management Plans and Going Concern

The Company sustained a substantial operating loss of approximately $1,450,000 during the year ended December 31, 2007, and as of December 31, 2007, had an accumulated deficit of approximately $26,610,000. In addition, the Company had negative cash flows from operations of approximately $932,000 during the year ended December 31, 2007.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to finance these expenditures, the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below.  The Company has depended on shareholder loans for much of its operating capital.  The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as the result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations. There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s previously announced projects and initiatives will be successful and will provide significant profit to the Company which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3 - Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aspect Business Solutions, Inc and SMS Envirofuels, Inc.; both subsifdiaries are Texas corporations. All intercompany transactions and balances have been eliminated upon consolidation.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS - Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2007.

REVENUE RECOGNITION - ASPECT recognizes revenue from sales of hardware and software when the earning process is complete and the risks and rewards of ownership have transferred to the customer. Service revenues are recognized as services are provided. SMSE recognizes sales at point of delivery, which is FOB Poteet, Texas.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - SMS analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. At December 31, 2007 there is an allowance for doubtful accounts totaling $59,925.

INVENTORY - SMSE is the only entity presented herewith that carries inventory. Inventories are valued at the lower of cost or market using the First In First Out (FIFO) method. Raw Materials are procured and processed flowing from storage into Work in Process and then into the Finished Goods. Finished Goods are produced in approximately 72 hours, therefore the need for estimated inventory valuation allowances for excess, slow moving or obsolete inventory is not necessary.

PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to current operations.

LONG-LIVED ASSETS - Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS - Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

INCOME TAXES - Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. During the periods presented, the Company has not been required to pay federal income taxes.

INTEREST - Interest expense is based on the varying instruments and their stated or imputed rates of interest. Interest expense was approximately $590,000 and approximately $461,000 for the years ended December 31, 2007 and December 31, 2006 respectively.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2007 or 2006.

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS AND WARRANTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SMS and its subsidiaries. All significant inter-company transactions have been eliminated.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations” which replaces FASB Statement No. 141, “Business Combinations”. The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting - the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

NOTE 4 - Property and Equipment

Property and equipment consist of the following at December 31, 2007:

	Est. Life Years	Acquisition Value

Computers & Electronics	3	$34,604
Office Equipment & Furniture	5	40,949
Plant Equipment	7	15,895
Leasehold Improvements	10	60,055
Production System	10	509,691
Plant Storage Tanks	20	59,669
		$720,863

Accumulated Depreciation		(143,425)

Total		$577,438

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assets held for sale have a net book value at December 31, 2007 of $577,438 with no corresponding liabilities. On April 8, 2008 the Company singed a non-binding Letter of Intent with an unrelated third-party to begin discussions relating to the SMSE facility. These discussions have included the possibility of selling the plant equipment of SMSE, as well a potential joint-venture to re-open the facility in its current location. Based upon these discussions and an expected sales price similar to the previously discussed EBOF LOI the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 6 - Notes Payable to Others

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest is 10% and the note matured on August 1, 2006. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. At December 31, 2007, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $134,228.

On October 5, 2006, SMSE received a LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet (See Note 5). The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. At December 31, 2007, the principal balance on the note is $350,000 and interest accrued is $61,765.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Notes Payable to Stockholders

On April 15, 2003, SMS signed a one-year promissory note for a line of credit up to $2,000,000. This note was extended for an additional one-year term on April 15, 2004. On March 7, 2006, the line was reduced to $500,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 with an increase in the line amount to $1,000,000. On February 28, 2008 the note was extended until February 28, 2009. The note bears 10% interest, is payable on demand and has no collateral. As of December 31, 2007, the principal balance was $568,905 and accrued interest was $118,644.

On February 24, 2003, SMSE signed a one-year promissory note for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 and the line was increased to $2,500,000. On February 28, 2008 the note was extended until February 28, 2009. The line of credit bears 10% interest, is payable on demand and has no collateral. As of December 31, 2007, the principal balance was $2,077,728 and accrued interest was $642,253.

The majority stockholder of SMS also advances money to ASPECT on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense at 10% in the amount of $210,068 and $168,053 for the years ended December 31, 2007 and 2006 respectively was added as a contribution to capital each year. As of December 31, 2007, the balance of these advances totaled $2,343,412.

Total principal amounts due at December 31, 2007 are $4,990,045.

NOTE 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities, at December 31, 2007, were as follows:

Deferred tax assets:
Net operating loss carry-forwards	$5,283,816
Total deferred tax assets	5,283,816
Valuation allowance	(5,283,806)
Net deferred tax asset	$—

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

YCO Holdings, Inc., a dissolved subsidiary of the Company, was a party to an office space operating lease agreement with an unrelated party for a term expiring on January 31, 2007. Although this contract was subject to the bankruptcy filing, the lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The Company is currently in default under the terms of the Settlement Agreement. At December 31, 2007, the remaining balance is $307,500.

WKB Settlement
Year	Annual Expense

2008	$90,000
2009	$90,000
2010	$90,000
2011	$37,500

The Company’s offices are located in sub-leased space on a month to month basis. SMSE lease payments for the biodiesel production facilityof $6,000 per month are made to a related party (see Note 14). Below are the contractual minimum annual lease payments for the next 5 years and thereafter

Year	Annual Expense

2008	$72,000
2009	$72,000
2010	$72,000
2011	$72,000
2012	$72,000
Thereafter	$72,000
Total	$432,000

During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. The payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at December 31, 2007 is $35,686.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2006, Cargill Incorporated (“Cargill”) brought a lawsuit against SMS Envirofuels in connection with the nonpayment of soy oil shipped by Cargill to SMSE’s production facility in Poteet, Texas. Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007 and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded. During 2007 the Company and its affiliates made net payments of $128,000 towards the Cargill obligation. The Company is currently in default under the terms of the settlement agreement. As of December 31, 2007 the liability to Cargill was $230,000.

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

NOTE 11 - Stockholders’ Deficit

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

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 1, 2006, SMS issued 50,000 shares of common stock valued at $5,500 to a lender as an incentive to make provide a loan to the Company.

There were no issuances of common or preferred stock during the year ended December 31, 2007.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Discontinued Operations

SMSE, a subsidiary of the Company, ceased production in December 2006 and its assets located in Poteet, TX. were classified as Held for Sale at December 31, 2006. The Company sought out arrangements in which the assets would be purchased but SMSE would retain management of the facility. Therefore, SMSE maintained the current staff which consisted of managerial, operational and custodial personnel. This provided a “ready” management team which made the purchase more attractive to potential buyers. However, in September and October, key managerial personnel employed by SMSE have resigned. The Company is no longer able to provide management of the facility and has therefore recognized this segment of its operations as discontinued.

SMSE’s activity represents the entirety of the Company’s alternative fuels segment. SMSE’s sales, reported in discontinued operations, for the years ended December 31, 2007 and 2006 are $10,200 and $3,621,000, respectively. SMSE’s pretax (loss)/profit from operations, reported in discontinued operations, for the years ended December 31, 2007 and 2006 were $(337,636) and $(133,081) respectively. Prior year financial statements have been restated to present the operations of SMSE as a discontinued operation. The fixed assets of the discontinued operation are listed as “Assets Held for Sale” in the accompanying Balance Sheets at December 31, 2007 and 2006. Below is a table of all assets and liabilities for the discontinued operations:

	At	At
	December 31,	December 31,
Assets of discontinued operations:	2007	2006

Cash	$2,561	$17,697
Accounts Receivable	-	11,448
Inventory	-	-
Property and equipment, net	574,619	574,619
Other Assets	9,392	10,657

Total Assets	$586,572	$614,421

Liabilities of discontinued operations:

Accounts payable	252,281	384,607
Accounts payable - related parties	154,716	81,000
Accrued expense	51,438	53,015

Total Liabilities	$458,435	$518,622

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Operating Results and Segment Information

	Software Sales, Programming, Data Capturing & Storage	(Discontinued) Alternative Fuels	All Other	Total
12 Month Ended December 31, 2007
Revenues from operations	$408,388	$—	$—	$408,388
Net operating loss from operations	(89,691)	—	(429,203)	(518,894)
Loss from discontinued operations		(337,636)	—	(337,636)
Assets held for sale	2,819	574,619	—	577,438
Capital Expenditures	—	—	—	—
Depreciation	5,726	—	—	5,726

12 Month Ended December 31, 2006
Revenues from external customers	$346,241	$—	$—	$346,241
Net operating loss from operations	(466,076)	—	(381,800)	(847,876)
Loss from discontinued operations		(133,081)	—	(133,081)
Assets held for sale	7,202	574,619	—	581,821
Capital Expenditures	1,975	267,460	25,500	294,935
Depreciation	9,790	51,950	—	61,740

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

ASPECT’s revenues are generated from software sales, programming, and data capturing and storage. ASPECT operates only in the United States. Prior to 2005, ASPECT’s main product was an internet-based, biometric time and attendance product using fingerprints to verify employee identity. In 2005, ASPECT expanded its services and began to concentrate on reselling, implementing and providing consulting services for Microsoft business products. For 2007, these new services provide 99% of this segments revenue.

As previously discussed, SMSE shuttered its BioDiesel refinery in late 2006. The assets related to this business segment are currently held for sale and are presented herein as discontinued operations.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Related Party Transactions

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

The Company is located in office space which is sub-leased from our largest shareholder. This space is approximately 1,500 square feet, with an average monthly rent of $2,300.

NOTE 15 - Reclassification

Certain accounts from prior periods have been reclassified to conform to current period presentations.

NOTE 16 - Subsequent Events

Share Issuances
Subsequent to December 31, 2007 the Company issued 2,500,000 shares of its common stock to its new Chairman and CEO for services rendered valued at $100,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Additionally, the Company issued 7,500,000 shares of its common stock to four consultants for services rendered during the Company’s transition valued at $300,000 based on the quoted market price of the Company’s common stock on the date of issuance.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 15, 2008, the Company reached an agreement with certain related parties to sell its Aspect subsidiary. The sale will be accounted for during the quarter ended March 31, 2008 and will be disclosed fully in the Company’s quarterly filing for the period ended March 31, 2008.

On May 14, 2008 the former CEO of the Company was served with a lawsuit, on behalf of the Company, relating to an unpaid Promissory Note between the Company and a shareholder. Current management has not received a copy of this lawsuit and can therefore make no statement as to the potential liability related thereto.