Form 10-Q
period 2008-03-31
Systems Management Solutions Inc
filed 2008-05-20
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

There were 30,690,386 shares of the registrant’s common stock issued and outstanding as of May 15, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Systems Management Solutions, Inc. and its wholly-owned subsidiaries.

Systems Management Solutions, Inc., a Nevada corporation, (“SMS” or the “Company”) is the parent company to its wholly-owned subsidiaries: Aspect Business Solutions, Inc., a Texas corporation (“Aspect”), and SMS Envorifuels, Inc. (“SMSE”), a Texas corporation.

Readers should consider the following information as they review this Quarterly Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 20, 2008, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 20, 2008 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) Consolidated Balance Sheets as of March 31, 2008, and December 31, 2007	F-1 – F-2

(Unaudited) Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	F-3

(Unaudited) Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006	F-4

(Unaudited) Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 15

ITEM 2 – MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16 – 19

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	20

ITEM 4T – CONTROLS AND PROCEDURES	20

PART 2 – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	22

ITEM 2 – CHANGES IN SECURITIES	23

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	23

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007

CURRENT ASSETS
Cash	$7,969	$19,776
Accounts receivable, less allowance for doubtful accounts of $11,448 and $59,925	-	-
Current Note Receivable	32,500	-
Prepaid Expenses	-	11,310
Total Current Assets	40,469	31,086

ASSETS HELD FOR SALE, Net	574,619	577,438

OTHER ASSETS
Deposits	85,000	85,000
Long Term Note Receivable	24,375	-
Total Other Assets	109,375	85,000

TOTAL ASSETS	$724,463	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31, 2008	December 31, 2007

CURRENT LIABILITIES
Accounts Payable	$243,613	$278,409
Accounts Payable, Related Parties	172,716	154,716
Deferred Liability	70,000	70,000
Littigation Settlement Liability	307,500	307,500
Notes Payable and Accured Interest	842,706	805,993
Notes Payable to Stockholders and Accrued Interest	5,872,081	5,750,942
Other Current Liabilities	91,515	119,566
Total Current Liabilities	7,600,131	7,487,126

TOTAL LIABILITIES	7,600,131	7,487,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 5 million shares authorized; no shares outstanding	-	-
Common Stock, $.0001 par value, 100 million shares authorized; 30,690,386 and 20,690,386 shares outstanding	3,069	2,069
Additional Paid-in Capital	20,271,267	19,813,836
Accumulated Deficit	(27,150,004)	(26,609,507)

TOTAL STOCKHOLDERS' DEFICIT	(6,875,668)	(6,793,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$724,463	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

EXPENSES
Payroll, contract labor and consultants	395,147	115,137
Selling, general and administrative expenses	11,813	6,329

OPERATING LOSS FROM CONTINUING OPERATIONS	(406,960)	(121,466)

Gain on Disposal of Assets	62,151	-
Interest expense	(32,229)	(30,869)

NET LOSS FROM CONTINUING OPERATIONS	(377,038)	(152,335)

DISCONTINUED OPERATIONS (Note 9)
Loss from discontinued operations	(163,459)	(241,320)

NET LOSS	$(540,497)	$(393,655)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)
Basic and Diluted Net Loss Per Share for Discontinued Operations	$(0.01)	$(0.01)
Total Basic and Diluted Net Loss Per Share	$(0.02)	$(0.02)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of Common Shares Outstanding	28,820,000	20,690,000

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCE — December 31, 2005	20,640,386	$2,064	$19,429,420	$(23,721,232)	$(4,289,748)

Shares Issued for Loan Incentive	50,000	5	5,495	—	5,500
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	168,053	—	168,053
Net loss	—	—	—	(1,441,988)	(1,441,988)
.
BALANCE — December 31, 2006	20,690,386	2,069	19,602,968	(25,163,220)	(5,558,183)

Interest Imputed on Non-Interest Bearing Notes Payable	—	—	210,868	—	210,868
Net loss	—	—	—	(1,446,287)	(1,446,287)
.
BALANCE — December 31, 2007	20,690,386	2,069	19,813,836	(26,609,507)	(6,793,602)

Compensatory Element of Stock Issuance	2,500,000	250	99,750	—	100,000
Stock Issued for Consulting Services	7,500,000	750	299,250	—	300,000
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	58,431	—	58,431
Net loss	—	—	—	(540,497)	(540,497)
.
BALANCE — March 31, 2008	30,690,386	$3,069	$20,271,267	$(27,150,004)	$(6,875,668)

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(540,497)	$(393,655)
Loss from Discontinued Operations	163,459	241,320
Loss from Continuing Operations	(377,038)	(152,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	58,431	-
Gain on Disposal of Assets	(62,151)	-
Issuance of Common Stock for services	400,000	-
Changes in operating assets and liabilities:
Accounts Receivable	-	-
Other Current Assets	-	(170,000)
Accounts Payable	(16,796)	(9,080)
Accrued Expenses	(70,083)	(44,860)
Prepaid expenses	11,310
Litigation Settlement	-	147,500

NET CASH USED IN OPERATING ACTIVITIES	(56,327)	(228,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Fixed Assets	-	-
Principal payments on notes receivable	8,125	-
NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	8,125	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Proceeds from Stockholders loans	39,730	244,319
Note Proceeds from Other loans	-	(240,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,730	4,319

DISCONTINUED OPERATIONS
Discontinued Operating Activities	(3,335)	214,130
Discontinued Investing Activities	-	(1,726)
NET CASH USED IN DISCONTINUED OPERATIONS	(3,335)	212,404

NET DECREASE IN CASH	(11,807)	(12,052)

CASH - Beginning	19,776	33,077

CASH - Ending	$7,969	$21,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$31,947
Income Taxes	$-	$-
Non-cash investing and financing activities:
Sale of ASPECT business segment for notes receivable	$65,000	$-
Offset of Related Payable with Note Payable	$-	$-
Transfer of Deposit Rights to Note Holder	$-	$170,000

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Management Solutions, Inc. (“SMS”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in SMS's financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

The Company sustained a substantial operating loss of approximately $407,000 during the three months ended March 31, 2008, and as of March 31, 2008, had an accumulated deficit of approximately $27,150,000. In addition, the Company had negative cash flows from operations of approximately $56,000 during the three months ended March 31, 2008.

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

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 –ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents at March 31, 2008.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSETS HELD FOR SALE

In an effort to secure additional capital for operations, the Company began actively seeking a purchaser for the assets located at its subsidiaries, SMSE, production plant located in Poteet, Texas. On October 5, 2006, SMSE received a letter of intent (“LOI”) from Earth Biofuels, Inc. (“EBOF”) for the acquisition of these assets. The terms of the LOI created a tiered consideration payment based on SMSE’s ability to meet two levels of production; the minimum consideration was $2.7 million and the maximum was $4.7 million. EBOF did not meet the terms of the LOI and it expired with no sale transaction occurring. The Company will continue to pursue buyers for these assets.

The assets held for sale have a net book value at March 31, 2008 of $574,619 with no corresponding liabilities. On April 8, 2008 the Company signed a non-binding Letter of Intent with an unrelated third-party to begin discussions relating to the SMSE facility. Based upon these discussions and an expected sales price similar to the previously discussed EBOF LOI the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 5 – SALE OF ASPECT BUSINESS SOLUTIONS, INC.

On January 15, 2008 the Company reached an agreement with certain affiliated parties to sell the company’s Aspect subsidiary, the sale was finalized prior to March 31, 2008. The terms of the agreement call for the payment of approximately $65,000 to the Company in return for 100% of Aspect’s stock. The $65,000 is being paid over 24 months in the form of a note receivable with monthly payments of $2,708 per month which began on February 15, 2008 and included the first payment due at closing. In addition, the Company agreed to continue assuming Aspect’s outstanding debt as of the date of the sale which was already previously consolidated. As a result of this transaction the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements in accordance with FASB statement 144 and recorded a “Gain on Disposal of Assets” of $62,151 which represented the value of the assets given up of $2,849 less the consideration received. Additional disclosure can be found in Note 9. The total debt continuing to be assumed by the Company and not part of the sale was approximately $2,385,000.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. At March 31, 2008, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $152,186.

On October 5, 2006, SMSE received an LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet. The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. At March 31, 2008, the principal balance on the note is $350,000 and interest accrued is $80,521.

NOTE 7 – NOTES PAYABLE TO STOCKHOLDERS

On April 15, 2003, SMS signed a one-year promissory note with a stockholder for a line of credit up to $2,000,000. This note was extended for an additional one-year term on April 15, 2004. On March 7, 2006, the line was reduced to $500,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 with an increase in the line amount to $1,000,000. On February 28, 2008 the note was extended until February 28, 2009. The note bears 10% interest, is payable on demand and has no collateral. At March 31, 2008, the principal balance was $594,634 and accrued interest was $132,916.

On February 24, 2003, SMSE signed a one-year promissory note with a stockholder for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 and the line was increased to $2,500,000. On February 28, 2008 the note was extended until February 28, 2009. The line of credit bears 10% interest, is payable on demand and has no collateral. At March 31, 2008, the principal balance was $2,078,652 and accrued interest was $694,069.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The majority stockholder of SMS also advanced money to ASPECT on an as-needed basis. The advances were assumed by SMS on January 15, 2008. As of March 31, 2008, the balance of these advances totaled $2,347,810.

During the three months ended March 31, 2008 the company borrowed an additional $40,000 against these credit facilities. Total principal amounts due at March 31, 2008 are $5,017,095.

NOTE 8 – EQUITY

During the three months ended March 31, 2008 the Company issued 2,500,000 shares of its common stock to its new Chairman and CEO for services rendered valued at $100,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Additionally, the Company issued 7,500,000 shares of its common stock to four consultants for services rendered during the Company’s transition valued at $300,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Interest imputed on related party notes during the current quarter was $58,431.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DISCONTINUED OPERATIONS

SMSE
SMSE, a subsidiary of the Company, ceased production in Dec 2006 and its assets located in Poteet, Tx. were classified as Held for Sale at December 31, 2006 (see Note 4). The Company sought out arrangements in which the assets would be purchased but SMSE would retain management of the facility. Therefore, SMSE maintained the current staff which consisted of managerial, operational and custodial personnel. This provided a “ready” management team which made the purchase more attractive to potential buyers. However, in September and October, key managerial personnel employed by SMSE have resigned. The Company is no longer able to provide management of the facility and has therefore recognized this segment of its operations as discontinued.

SMSE’s activity represents the entirety of the Company’s alternative fuels segment (see Note 11). SMSE’s sales, reported in discontinued operations, for the three months ended March 31, 2008 and 2007 are $0 and $10,200, respectively. SMSE’s pretax loss from operations, reported in discontinued operations, for the three months ended March 31, 2008 and 2007 were $116,517 and $134,246 respectively. Prior year financial statements have been restated to present the operations of SMSE as a discontinued operation. The fixed assets of the discontinued operation are listed as “Assets Held for Sale” in the accompanying Balance Sheets at March 31, 2008 and 2007. Below is a table of all assets and liabilities for the discontinued operations of SMSE:

	At March 31, 2008	At March 31, 2007

Assets of discontinued operations:
Cash	$2,561	$17,697
Accounts Receivable	-	11,448
Inventory	-	-
Property and equipment, net	574,619	574,619
Other Assets	9,392	10,657

Total Assets	$586,572	$614,421

Liabilities of discontinued operations:

Accounts payable	252,281	384,607
Accounts payable - related parties	154,716	81,000
Accrued expense	51,438	53,015

Total Liabilities	$458,435	$518,622

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Aspect
Aspect, a subsidiary of the Company, was sold pursuant to a Stock Purchase Agreement with certain affiliated individuals of the Company on January 15, 2008 (see Note 5). As a result of this transaction the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements.

Aspect’s activity represents the entirety of the Company’s software sales and programming segment (see Note 10). Aspect’s sales, reported in discontinued operations, for the three months ended March 31, 2008 and 2007 are $14,090 and $152,016, respectively. Aspect’s pretax gain/(loss) from operations, reported in discontinued operations, for the three months ended March 31, 2008 and 2007 were $46,942 and $107,074 respectively. Prior year financial statements have been restated to present the operations of Aspect as a discontinued operation. Below is a table of all assets and liabilities for the discontinued operations of Aspect:

	At March 31, 2008	At March 31, 2007
Assets of discontinued operations:

Cash	$-	$13,055
Accounts Receivable	-	68,340
Prepaid Expenses	-	490
Property and equipment, net	-	6,603

Total Assets	$-	$88,488

Liabilities of discontinued operations:

Accounts payable	-	51,136
Accounts and Notes Payable - related parties	-	1,980,117
Accrued expense	-	45,610

Total Liabilities	$-	$2,076,862

NOTE 10 – INTERNAL REVENUE TAX LIEN

During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at March 31, 2008 is $36,886.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OPERATING RESULTS AND SEGMENT INFORMATION

	(Discontinued) Software Sales & Programming	(Discontinued) Alternative Fuels	All Other	Total
3 Months Ended March 31, 2008
Revenues from operations	$14,634	$-	$-	$14,634
Net operating loss from operations	-	-	(415,711)	(415,711)
Loss from discontinued operations	(46,942)	(116,517)	-	(163,459)
Assets held for sale	-	574,619	-	574,619
Capital Expenditures	-	-	-	-
Current Depreciation (included in gain on disposal)	2,819	-	-	2,819

3 Months Ended March 31, 2007
Revenues from external customers	$152,016	$10,200	$-	$162,216
Net operating loss from operations	-	-	(121,466)	(121,466)
Loss from discontinued operations	(107,074)	(134,246)	-	(241,320)
Assets held for sale	6,603	574,619	-	580,922
Capital Expenditures	1,726	-	-	1,726
Depreciation	1,941	15,679	-	17,620

The Company reports its operations by segments, which for the Company, relates to specific subsidiaries and therefore are individually managed and have separate financial results that are viewed by the Company’s chief operating decision-maker. Profit from operations is net sales less cost of sales and selling, general and administrative expenses. There are two segments: Software sales, programming, and data capturing and storage and Renewable Energies. In addition, the Company reports certain administrative activities under the corporate segment labeled “All Other”.

As previously discussed, SMSE shuttered its BioDiesel refinery in late 2006. The assets related to this business segment are currently held for sale and are presented herein as discontinued operations.

Also, as previously discussed the Company sold its Aspect business segment during the three months ended March 31, 2008. The results of Aspect are presented herein as discontinued operations.

SYSTEMS MANAGEMENT SOLUTIONS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – RECLASSIFICATION

Certain accounts from prior periods have been reclassified to conform to current period presentations.

NOTE 14 – SUBSEQUENT EVENTS

On May 14, 2008 the former CEO of the Company was served with a lawsuit, on behalf of the Company, relating to an unpaid Promissory Note between the Company and a shareholder. Current management has not received a copy of this lawsuit and can therefore make no statement as to the potential liability related thereto.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report, as well as the Company’s Annual Report filed on form 10-KSB.

Overview

SMS is comprised of its wholly owned subsidiary, SMS Envirofuels, Inc. (“SMSE”).

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

First Quarter 2008 Compared to First Quarter 2007

Expenses. Our expenses for continuing operations increased substantially, when comparing 2008 to 2007 for the three month period ending March 31. The increase is attributed to two major factors: 1) expenses related to our exiting of the software business segment, and 2) expenses related to stock compensation granted to our new CEO and certain outside consultants. As of March 31, 2008 the Company had no full-time employees and was relying on contractors to meet if financial and regulatory reporting requirements.

Results of Operation

SMS incurred a net loss of approximately $540,000 for the three months ended March 31, 2008, and had a working capital deficit of approximately $7,560,000 as of March 31, 2008. These conditions create an uncertainty as to SMS’s ability to continue as a going concern. It is not yet determined when, or if, SMS Envirofuels will resume production.

Cash used by continuing operations was approximately $56,000 for the quarter ended March 31, 2008.  Cash used by discontinued operations was approximately $3,000 for the same period.  The funds to cover these uses of cash were received against the note payable and advance agreement the company maintains from its majority shareholder.

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

At March 31, 2008, an estimate was used to accrue for the expense to remove excess material from the production process from SMS Envirofuels, Inc. This estimate totaled $29,900 based on volume and vendor pricing.

Internal Revenue Tax Lien
During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at March 31, 2008 is $36,886.

Liquidity and Capital Resources
Cash used by operating activities was approximately $56,000 for the three months ended March 31, 2008. During the three months ended March 31, 2008 the Company and its Subsidiaries borrowed an additional approximately $40,000 from its largest shareholder.

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

Going Concern
The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the three months ended March 31, 2008 and 2007 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T:	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 as seen in our 10KSB. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We identified the following material weaknesses.

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

2.
As of December 31, 2007 we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.
No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action
None.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Other than as disclosed below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The Company is currently in default under the terms of the settlement agreement. As of March 31, 2008 the liability to WKB was approximately $307,500.

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE. The SMSE payable to Cargill as of October 5, 2006 is $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts. On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas. The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE. In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill. EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387. As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future. Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007 and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded. During 2007 the Company and its affiliates made net payments of $128,000 towards the Cargill obligation. The Company is currently in default under the terms of the settlement agreement. As of March 31, 2008 the liability to Cargill was $230,000.

In June of 2007, Earthbiofuels, Inc (“EBOF”), posted in the Atascosa County Public Deed Records, a Notice of Substitute Trustee’s Foreclosure Sale on the property located at 8275 FM 476 West, Poteet, Texas in effort to collect on the promissory note made by SMS Envirofuels, Inc. (“SMSE”) as part of the agreement entered into in October 2006 (see Note 5 of the accompanying financial statements). SMSE is currently in default on this promissory note. The promissory note was secured by this property which is owned by Texian Land and Cattle (“Texian”), a related party to the Company, and leased to SMSE. In July of 2007 Texian filed for Chapter 11 bankruptcy protection (see Note 12 of the accompanying financial statements).

On May 14, 2008 the former CEO of the Company was served with a lawsuit, on behalf of the Company, relating to an unpaid Promissory Note between the Company and a shareholder. Current management has not received a copy of this lawsuit and can therefore make no statement as to the potential liability related thereto.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended March 31, 2008 the Company issued 2,500,000 shares of its common stock to its new Chairman and CEO for services rendered valued at $100,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Additionally, the Company issued 7,500,000 shares of its common stock to four consultants for services rendered during the Company’s transition valued at $300,000 based on the quoted market price of the Company’s common stock on the date of issuance.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit No.	Description
31.1	Section 302 Certification – Eddie Austin, Jr.
32.1	Section 906 Certification – Eddie Austin, Jr.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Systems Management Solutions, Inc.

By:	/s/ Eddie Austin, Jr.
Eddie Austin, Jr.
Chairman & CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date: May 20, 2008