Form 10-Q
period 2008-06-30
Sunrise Solar CORP
filed 2008-08-14
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 001-16173

Sunrise Solar Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	88-0460457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4703 Shavano Oak, Suite 104
San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (210) 881-0850

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

There were 6,138,077 shares of the registrant’s common stock issued and outstanding as of July 31, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Sunrise Solar Corporation and its wholly-owned subsidiaries.

Sunrise Solar Corporation, a Nevada corporation, (“SSC” or the “Company”) is the parent company to its wholly-owned subsidiary: SMS Envirofuels, Inc. (“SMSE”), a Texas corporation.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of August 14, 2008, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 14, 2008 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) Consolidated Balance Sheets as of June 30, 2008,	F-1 – F-2
and December 31, 2007

(Unaudited) Consolidated Statements of Operations
for the three and six months ended June 30, 2008 and 2007, and
from re-entering the development stage, January 16, 2008, to June 30, 2008	F-3

(Unaudited) Consolidated Statement of Changes in Stockholders’ Deficit
for the six months ended June 30, 2008 and
the years ended December 31, 2007 and 2006	F-4

(Unaudited) Consolidated Statements of Cash Flows
for the six months ended June 30, 2008 and 2007 , and
from re-entering the development stage, January 16, 2008, to June 30, 2008	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-6 – F-14

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISKS	7

ITEM 4T – CONTROLS AND PROCEDURES	7

PART 2 – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	9

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	10

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash	$200	$19,776
Accounts Receivable, less allowance for doubtful
accounts of $11,448 and $59,925	-	-
Current Note Receivable	32,500	-
Prepaid Expenses	-	11,310
Total Current Assets	32,700	31,086

ASSETS HELD FOR SALE, Net	574,619	577,438

OTHER ASSETS
Deposits	85,000	85,000
Long Term Note Receivable	21,667	-
Total Other Assets	106,667	85,000

TOTAL ASSETS	$713,986	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIT

	(Unaudited)
	June 30, 2008	December 31, 2007

CURRENT LIABILITIES
Accounts Payable	$244,290	$278,409
Accounts Payable, Related Parties	172,716	154,716
Deferred Liability	70,000	70,000
Litigation Settlement Liability	307,500	307,500
Third Party Advances	13,000	-
Notes Payable and Accrued Interest	864,005	805,993
Notes Payable to Stockholders and Accrued Interest	5,938,730	5,750,942
Other Current Liabilities	92,715	119,566
Total Current Liabilities	7,702,956	7,487,126

TOTAL LIABILITIES	7,702,956	7,487,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 5 million shares
authorized; no shares outstanding	-	-
Common Stock, $.0001 par value, 100 million shares
authorized; 6,138,077 and 4,138,077 shares outstanding	614	414
Additional Paid-in Capital	20,332,157	19,815,491
Accumulated Deficit from Prior Operations	(26,676,678)	(26,609,507)
Accumulated Deficit from the Development Stage	(645,063)	-

TOTAL STOCKHOLDERS' DEFICIT	(6,988,970)	(6,793,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$713,986	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Re-entering
	Three Months Ended		Six Months Ended		Development Stage to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES
Payroll, contract labor and consultants	22,658	115,544	417,805	230,681	348,032
Selling, general and administrative expenses	2,696	7,757	14,509	14,086	12,086

OPERATING LOSS FROM CONTINUING OPERATIONS	(25,354)	(123,301)	(432,314)	(244,767)	(360,118)

Gain on disposal of assets	-	-	62,151	-	-
Interest expense	(78,511)	(28,633)	(110,740)	(59,502)	(92,246)

NET LOSS FROM CONTINUING OPERATIONS	(103,865)	(151,934)	(480,903)	(304,269)	(452,364)

DISCONTINUED OPERATIONS (Note 9)
Loss from discontinued operations	(67,872)	(141,689)	(231,331)	(383,009)	(192,699)

NET LOSS	$(171,737)	$(293,623)	$(712,234)	$(687,278)	$(645,063)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.02)	$(0.04)	$(0.08)	$(0.07)	$(0.07)
Basic and Diluted Net Loss Per Share
for Discontinued Operations	$(0.01)	$(0.03)	$(0.04)	$(0.09)	$(0.03)
Total Basic and Diluted Net Loss Per Share	$(0.03)	$(0.07)	$(0.12)	$(0.17)	$(0.11)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	6,140,000	4,138,000	5,950,000	4,138,000	6,140,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

			Additional	Accumulated Defecit		Total
	Common Stock		Paid-In	Prior	Development	Stockholders'
	Shares	Amount	Capital	Operations	Stage	Deficit
BALANCE — December 31, 2005	4,128,077	$413	$19,431,071	$(23,721,232)	$-	$(4,289,748)

Shares Issued for Loan Incentive	10,000	1	5,499	—	—	5,500
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	168,053	—	—	168,053
Net loss	—	—	—	(1,441,988)	—	(1,441,988)
.
BALANCE — December 31, 2006	4,138,077	414	19,604,623	(25,163,220)	-	(5,558,183)

Interest Imputed on Non-Interest Bearing Notes Payable	—	—	210,868	—	—	210,868
Net loss	—	—	—	(1,446,287)	—	(1,446,287)
.
BALANCE — December 31, 2007	4,138,077	414	19,815,491	(26,609,507)	-	(6,793,602)

Compensatory Element of Stock Issuance	500,000	50	99,950	—	—	100,000
Stock Issued for Consulting Services	1,500,000	150	299,850	—	—	300,000
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	116,866	—	—	116,866
Net loss	—	—	—	(67,171)	(645,063)	(712,234)
.
BALANCE — June 30, 2008	6,138,077	$614	$20,332,157	$(26,676,678)	$(645,063)	$(6,988,970)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Re-entering
	Six Months Ended	Six Months Ended	Development Stage to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(712,234)	$(687,278)	$(645,063)
Loss from Discontinued Operations	231,331	383,009	192,699
Loss from Continuing Operations	(480,903)	(304,269)	(452,364)

Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest	116,866	98,347	97,349
Gain on Disposal of Assets	(62,151)	-	-
Issuance of Common Stock for Services	400,000	-	333,200
Changes in operating assets and liabilities:
Accounts Receivable	-	-	-
Other Current Assets	-	310	-
Accounts Payable	(16,119)	8,825	(16,119)
Accrued Expenses	25,424	135,696	25,424
Prepaid Expenses	11,310		11,310
Litigation Settlement	-	(45,000)	-

NET CASH PROVIDED BY/(USED) IN OPERATING ACTIVITIES	(5,573)	(106,091)	(1,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Fixed Assets	-	-	-
Principal Payments on Notes Receivable	10,833	-	9,024
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,833	-	9,024

CASH FLOWS FROM FINANCING ACTIVITIES
Note Proceeds from Stockholders Loans	55,050	471,214	45,857
Note Proceeds from Other Loans	13,000	-	10,829
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,050	471,214	56,686

DISCONTINUED OPERATIONS
Discontinued Operating Activities	(92,886)	(381,100)	(54,787)
Discontinued Investing Activities	-	(1,726)	-
NET CASH USED IN DISCONTINUED OPERATIONS	(92,886)	(382,826)	(54,787)

NET DECREASE IN CASH	(19,576)	(17,703)	9,723

CASH– Beginning	19,776	33,077	(9,523)

CASH – Ending	$200	$15,374	$200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$31,947	$-
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Sale of ASPECT Business Segment for Notes Receivable	$65,000	$-	$-
Offset of Related Payable with Note Payable	$-	$-	$-
Transfer of Deposit Rights to Note Holder	$-	$170,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sunrise Solar Corporation (“SSC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in SSC's financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

The Company sustained a substantial loss of approximately $712,000 during the six months ended June 30, 2008, and as of June 30, 2008, had a combined accumulated deficit of approximately $27,322,000. In addition, the Company had negative cash flows from operations of approximately $6,000 during the six months ended June 30, 2008.

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

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

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

NOTE 3 –ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE– Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents at June 30, 2008.

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of ASPECT, it’s only revenue source, and intended sale of the Biodiesel equipment, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSETS HELD FOR SALE

In an effort to secure additional capital for operations, the Company began actively seeking a purchaser for the assets located at its subsidiary’s (SMSE) production plant located in Poteet, Texas. On October 5, 2006, SMSE received a letter of intent (“LOI”) from Earth Biofuels, Inc. (“EBOF”) for the acquisition of these assets. The terms of the LOI created a tiered consideration payment based on SMSE’s ability to meet two levels of production; the minimum consideration was $2.7 million and the maximum was $4.7 million. EBOF did not meet the terms of the LOI and it expired with no sale transaction occurring. The Company will continue to pursue buyers for these assets.

The assets held for sale have a net book value at June 30, 2008 of $574,619 with no corresponding liabilities. On June 30, 2008 the Company signed a non-binding Letter of Intent with an unrelated third-party to begin discussions relating to the SMSE facility. Based upon these discussions and an expected sales price similar to the previously discussed EBOF LOI the Company believes that the fair value of this facility’s assets exceeds its net book value.

NOTE 5 – SALE OF ASPECT BUSINESS SOLUTIONS, INC.

On January 15, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s Aspect subsidiary. The terms of the agreement call for the payment of approximately $65,000 to the Company in return for 100% of Aspect’s stock. The $65,000 is being paid over 24 months in the form of a note receivable with monthly payments of $2,708 per month which began on February 15, 2008, and included the first payment due at closing. In addition, the Company agreed to continue assuming Aspect’s outstanding debt as of the date of the sale which was already previously consolidated. As a result of this transaction the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements in accordance with FASB Statement 144 and recorded a “Gain on Disposal of Assets” of $62,151 which represented the value of the assets given up of $2,849 less the consideration received. Additional disclosure can be found in Note 9. The total debt continuing to be assumed by the Company and not part of the sale was approximately $2,385,000.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of the promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. At June 30, 2008, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $161,000.

On October 5, 2006, SMSE received an LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet. The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. At June 30, 2008, the principal balance on the note is $350,000 and interest accrued is $93,005.

NOTE 7 – NOTES PAYABLE TO STOCKHOLDERS

On April 15, 2003, the predecessor to SSC signed a one-year promissory note with a stockholder for a line of credit up to $2,000,000. This note was extended for an additional one-year term on April 15, 2004. On March 7, 2006, the line was reduced to $500,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 with an increase in the line amount to $1,000,000. On February 28, 2008 the note was extended until February 28, 2009. The note bears 10% interest, is payable on demand and has no collateral. At June 30, 2008, the principal balance was $622,634 and accrued interest was $147,741.

On February 24, 2003, SMSE signed a one-year promissory note with a stockholder for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 and the line was increased to $2,500,000. On February 28, 2008 the note was extended until February 28, 2009. The line of credit bears 10% interest, is payable on demand and has no collateral. At June 30, 2008, the principal balance was $2,078,652 and accrued interest was $745,893.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The stockholder also advanced money to ASPECT on an as-needed basis. The advances were assumed by SSC on January 15, 2008. As of June 30, 2008, the balance of these advances totaled $2,343,810.

During the six months ended June 30, 2008, the company borrowed an additional $55,000 against these credit facilities. Total principal amounts due at June 30, 2008 are $5,045,095.

NOTE 8 – EQUITY

During the six months ended June 30, 2008, the Company issued 500,000 shares of its common stock to its new Chairman and CEO for services rendered valued at $100,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Additionally, the Company issued 1,500,000 shares of its common stock to four consultants for services rendered during the Company’s transition valued at $300,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Interest imputed on related party notes during the six months ended June 30, 2008 was $116,866.

On May 2, 2008, the Company’s Board of Directors approved an amendment, subject to shareholder approval, to the Company’s Articles of Incorporation to effect a reverse stock split at the ratio of 1 for 5. On May 5, 2008, the majority stockholders of the Company approved the same resolution.

The Company has authorized capital consisting of 100,000,000 shares of common stock of which 30,690,386 shares of common stock were outstanding on May 5, 2008. Pursuant to the reverse stock split, the 30,690,386 shares of common stock previously outstanding were automatically converted into approximately 6,138,077 shares of common stock.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DISCONTINUED OPERATIONS

SMSE
SMSE, a subsidiary of the Company, ceased production in December 2006 and its assets located in Poteet, Texas were classified as Held for Sale at December 31, 2006 (see Note 4). The Company sought out arrangements in which the assets would be purchased but SMSE would retain management of the facility. Therefore, SMSE maintained the current staff which consisted of managerial, operational and custodial personnel. This provided a “ready” management team which made the purchase more attractive to potential buyers. However, in September and October, key managerial personnel employed by SMSE have resigned. The Company is no longer able to provide management of the facility and has therefore recognized this segment of its operations as discontinued.

SMSE’s activity represents the entirety of the Company’s alternative fuels segment (see Note 11). SMSE’s sales, reported in discontinued operations, for the six months ended June 30, 2008 and 2007 are $0 and $10,200, respectively. SMSE’s pretax loss from operations, reported in discontinued operations, for the six months ended June 30, 2008 and 2007 were $187,955 and $266,013, respectively. Prior year financial statements been restated to present the operations of SMSE as a discontinued operation. The fixed assets of the discontinued operation are listed as “Assets Held for Sale” in the accompanying Balance Sheets at June 30, 2008 and December 31, 2007. Below is a table of all assets and liabilities for the discontinued operations of SMSE:

	At	At
	June 30,	December 31,
	2008	2007
Assets of discontinued operations:

Cash	$—	$2,561
Accounts Receivable	—	—
Inventory	—	—
Property and Equipment, net	574,619	574,619
Other Assets	—	9,392

Total Assets	$574,619	$586,572

Liabilities of discontinued operations:

Accounts Payable	252,281	252,281
Accounts Payable - related parties	154,716	154,716
Accrued Expenses	51,438	51,438

Total Liabilities	$458,435	$458,435

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Aspect
Aspect, a subsidiary of the Company, was sold pursuant to a Stock Purchase Agreement with certain affiliated individuals of the Company on January 15, 2008 (see Note 5). As a result of this transaction the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements.

Aspect’s activity represents the entirety of the Company’s software sales and programming segment (see Note 10). Aspect’s sales, reported in discontinued operations, for the six months ended June 30, 2008 and 2007 are $0 and $332,343, respectively. Aspect’s pretax gain/(loss) from operations, reported in discontinued operations, for the six months ended June 30, 2008 and 2007 were $43,376 and $116,996 respectively. Prior year financial statements have been restated to present the operations of Aspect as a discontinued operation. Below is a table of all assets and liabilities for the discontinued operations of Aspect:

	At	At
	June 30,	December 31,
	2008	2007
Assets of discontinued operations:

Cash	$—	$17,184
Accounts Receivable	—	—
Prepaid Expenses	—	612
Property and Equipment, net	—	2,819

Total Assets	$—	$20,615

Liabilities of discontinued operations:

Accounts Payable	—	22,094
Accounts and Notes Payable - related parties	—	2,343,413
Accrued Expenses	—	60,220

Total Liabilities	$—	$2,425,727

NOTE 10 – INTERNAL REVENUE SERVICE TAX LIEN

During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT in the due process hearing negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at June 30, 2008 is $38,086.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OPERATING RESULTS AND SEGMENT INFORMATION

	(Discontinued)	(Discontinued)
	Software Sales	Alternative
	& Programming	Fuels	All Other	Total
6 Months Ended June 30, 2008
Revenues from operations	$14,634	$—	$—	$14,634
Net operating loss from operations	—	—	(432,314)	(432,314)
Loss from discontinued operations	(43,376)	(187,955)	—	(231,331)
Assets held for sale	—	574,619	—	574,619
Capital Expenditures	—	—	—	—
Current Depreciation (included in gain on disposal)	2,819	—	—	2,819

6 Months Ended June 30, 2007
Revenues from operations	$332,343	$10,200	$—	$342,543
Net operating loss from operations	—	—	(244,767)	(244,767)
Loss from discontinued operations	(116,996)	(266,013)	—	(383,009)
Assets held for sale	4,816	574,619	—	579,435
Capital Expenditures	1,726	—	—	1,726
Depreciation	3,728	—	—	3,728

The Company reports its operations by segments, which for the Company, relates to specific subsidiaries and therefore are individually managed and have separate financial results that are viewed by the Company’s chief operating decision-maker. Profit from operations is net sales less cost of sales and selling, general and administrative expenses. There are two segments: Software sales, programming, and data capturing and storage and Renewable Energies. In addition, the Company reports certain administrative activities under the corporate segment labeled “All Other.”

As previously discussed, SMSE shuttered its Biodiesel refinery in late 2006. The assets related to this business segment are currently held for sale and are presented herein as discontinued operations.

Also, as previously discussed the Company sold its Aspect business segment on January 15, 2008. The results of Aspect are presented herein as discontinued operations.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

A stockholder of SSC advances money to SSC, SMSE and ASPECT on an as needed basis (see note 7).

The purchase of SMS Envirofuels, Inc. involved related parties. Prior to the acquisition, a stockholder owned the majority stock of SMS Envirofuels, Inc.

SMSE occupies approximately 11 acres of land in Poteet, Texas. The lease is with Texian Land and Cattle Company, LLC, a Wyoming limited liability company, authorized to do business in the state of Texas as “Big As Texas Land Co., LLC,” with annual rents totaling $72,000. Certain stockholders of the Company hold an interest in Texian Land and Cattle.

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

Overview

Sunrise Solar Corporation intends to develop and commercialize leading edge solar power technologies. We will bring solar power products to the consumer market primarily by utilizing our Internet presence. We also intend to distribute products to large public and commercial purchasers through wholesale channels.

In our early history, our revenue was derived principally from software services and BioFuel production. Both of these prior businesses are now considered discontinued operations. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business increases.

On May 5, 2008, we changed our name from Systems Management Solutions, Inc. to Sunrise Solar Corporation, and effected a one-for-five reverse stock split. For purposes of discussion and disclosure, we refer to the organization, both pre and post name change as Sunrise Solar Corporation.

Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:

•
Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited supply. Consequently, prices and availability of solar modules have been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. To date the Company has not entered into any long-term supply agreements for solar cells. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and

•
Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.

Second Quarter 2008 Compared to Second Quarter 2007

Expenses. Our expenses for continuing operations increased substantially, when comparing 2008 to 2007 for the three month period ending June 30. The increase is attributed to two major factors: 1) expenses related to our exiting of the software business segment, and 2) expenses related to stock compensation granted to our new CEO and certain outside consultants. As of June 30, 2008 the Company had 2 full-time employees and was relying on contractors to meet its financial and regulatory reporting requirements.

Six Months Ended June 30, 2008 Compared 2007

Expenses. Our expenses for continuing operations increased substantially, when comparing 2008 to 2007 for the six month period ending June 30. The increase is attributed to two major factors: 1) expenses related to our exiting of the software business segment, and 2) expenses related to stock compensation granted to our new CEO and certain outside consultants. As of June 30, 2008 the Company had 2 full-time employees and was relying on contractors to meet its financial and regulatory reporting requirements.

Results of Operation

SSC incurred a net loss of approximately $712,000 for the six months ended June 30, 2008, and had a working capital deficit of approximately $7,670,000 as of June 30, 2008. These conditions create an uncertainty as to SSC’s ability to continue as a going concern. It is not yet determined when, or if, SMS Envirofuels will resume production.

Cash used by continuing operations was approximately $6,000 for the six months ended June 30, 2008.  Cash used by discontinued operations was approximately $93,000 for the same period.  The funds to cover these uses of cash were received against the note payable and advance agreement the Company maintains from a shareholder.

SSC continues to rely on loans and advances principally from a stockholder, United Managers Group, Inc., to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SSC will continue to have such loans and advances available. SSC will not be able to continue operations without them. SSC is pursuing alternate sources of financing. This is reflected in the Letter of Intent received discussed above and the continuing effort to sell the alternative fuels segment of the Company.

Critical Accounting Policies
The financial reports for the period contained one additional critical accounting policy which was also an initial adoption of accounting policy that had a material impact. Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of ASPECT, it’s only revenue source, and intended sale of the biodiesel equipment, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

At June 30, 2008, an estimate was used to accrue for the expense to remove excess material from the production process from SMS Envirofuels, Inc. This estimate totaled $29,900 based on volume and vendor pricing.

Internal Revenue Service Tax Lien
During the second and third quarters of 2005, ASPECT, one of the Company’s subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at June 30, 2008 is $38,086.

Liquidity and Capital Resources
Cash used by operating activities was approximately $6,000 for the six months ended June 30, 2008. During the six months ended June 30, 2008 the Company and its Subsidiaries borrowed an additional approximately $55,000 from a shareholder. In addition the Company received advances under a finance agreement from a third-party in the amount of $13,000.

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

Competition
SSC’s business strategy is to be a leading supplier of solar products and technologies, both domestically and internationally. SSC believes the following to be the keys and risks to its success: marketing of solar technologies through aggressive promotional campaigns to both commercial and consumer users, achieving economies of scale, research and development of solar and other alternative energy technologies, and establishing a rapport with distributors and installers interested in alternative energy systems. The alternative energy industry is relatively new, and a suitable customer base is not currently adequately defined. Given that the customer base may be narrow, it is possible that other solar technology providers may provide significant competition for these markets.

Reliance on Key Personnel
While certain of SSC’s officers and employees have extensive experience in business management, none of them have any prior experience in advising or managing an enterprise such as SSC.

Sales Channels
Sales channels for the distribution of solar technologies historically have been non-existent as solar systems have not been marketed on a state, regional or national level until just recently. There can be no assurance that SSC will create distribution channels large enough and financially strong enough to distribute its product at sufficient levels to attain profitability.

Limited Operating History: Operating Losses
Despite factors that indicate an increasing acceptance and desire to use solar power technologies in certain segments of the industry and government, SSC cannot be assured of their continued demand. While SSC believes that demand for such alternative energy sources exists, SSC cannot assure that it will have success in marketing its products to its customer groups. The inability of SSC to successfully market and sell its products to these customer groups would have an adverse effect on SSC’s profitability.

Going Concern
The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the six months ended June 30, 2008 and 2007 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

Additional Financing
Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Limited Trading Market
Currently only a very limited trading market exists for SSC common stock. The common stock trades on the OTCBB under the symbol "SSLR." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company stock or other person that buys or sells the stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for its stock will be sustained. There is no assurance that its shares will have any greater liquidity than shares that do not trade on a public market.

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

Changes in Internal Control Over Financial Reporting.
No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The Company is currently in default under the terms of the settlement agreement. As of June 30, 2008 the liability to WKB was approximately $307,500.

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE. The SMSE payable to Cargill as of October 5, 2006 is $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts. On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas. The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE. In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill. EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387. As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future. Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007 and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded. During 2007 the Company and its affiliates made net payments of $128,000 towards the Cargill obligation. The Company is currently in default under the terms of the settlement agreement. As of June 30, 2008 the liability to Cargill was $230,000.

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

On May 14, 2008 the former CEO of the Company was served with a lawsuit, on behalf of the Company, relating to an unpaid Promissory Note between the Company and a shareholder. Current management has received a copy of this lawsuit and has begun discussions with the note holder’s representatives as to a potential settlement and can therefore make no statement as to the potential liability related thereto.

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

Sunrise Solar Corporation

By:	/s/ Eddie Austin, Jr.
Eddie Austin, Jr.
Chairman & CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date: August 14, 2008