Form 10-Q
period 2008-09-30
Sunrise Solar CORP
filed 2008-11-14
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

There were 6,282,077 shares of the registrant’s common stock issued and outstanding as of November 14, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Sunrise Solar Corporation.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of November 14, 2008, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 14, 2008 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) Consolidated Balance Sheets as of September 30, 2008, and December 31, 2007	F-1 - F-2

(Unaudited) Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and from Re-entering the Development Stage to September 30, 2008	F-3

(Unaudited) Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006	F-4

(Unaudited) Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 , and from Re-entering the Development Stage to September 30, 2008	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 - 17

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 - 20

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	21

ITEM 4T - CONTROLS AND PROCEDURES	21

PART 2 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	23

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K	24

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30, 2008	December 31, 2007

CURRENT ASSETS
Cash	$3,040	$19,776
Accounts Receivable, less allowance for doubtful
accounts of $0 and $59,925	-	-
Current Note Receivable	32,500	-
Prepaid Expenses	-	11,310
Total Current Assets	35,540	31,086

ASSETS HELD FOR SALE, Net	-	577,438

OTHER ASSETS
Deposits	-	85,000
Long Term Note Receivable	21,667	-
Total Other Assets	21,667	85,000
TOTAL ASSETS	$57,207	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIT

	(Unaudited)
	September 30, 2008	December 31, 2007

CURRENT LIABILITIES
Accounts Payable	$1,675	$278,409
Accounts Payable, Related Parties	-	154,716
Deferred Liability	70,000	70,000
Litigation Settlement Liability	307,500	307,500
Third Party Advances	44,500	-
Notes Payable and Accrued Interest	429,361	805,993
Notes Payable to Stockholders and Accrued Interest	-	5,750,942
Other Current Liabilities	38,085	119,566
Total Current Liabilities	891,121	7,487,126

TOTAL LIABILITIES	891,121	7,487,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 5 million shares
authorized; no shares outstanding	-	-
Common Stock, $.0001 par value, 100 million shares
authorized; 6,282,077 and 4,138,077 shares outstanding	628	414
Additional Paid-in Capital	26,677,290	19,815,491
Accumulated Deficit from Prior Operations	(26,676,678)	(26,609,507)
Accumulated Deficit from the Development Stage	(835,154)	-

TOTAL STOCKHOLDERS' DEFICIT	(833,914)	(6,793,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,207	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Re-entering
	Three Months Ended		Nine Months Ended		Development Stage to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES
Payroll, contract labor and consultants	89,149	88,602	506,954	319,283	437,181
Selling, general and administrative expenses	11,710	5,676	26,219	19,762	23,796

OPERATING LOSS FROM CONTINUING OPERATIONS	(100,859)	(94,278)	(533,173)	(339,045)	(460,977)

Gain on disposal of assets	-	-	62,151	-	-
Interest income (expense)	75,608	(30,359)	(35,132)	(89,861)	(16,638)

NET LOSS FROM CONTINUING OPERATIONS	(25,251)	(124,637)	(506,154)	(428,906)	(477,615)

DISCONTINUED OPERATIONS (Note 9)
Loss from discontinued operations	(164,840)	(261,236)	(396,171)	(644,245)	(357,539)

NET LOSS	$(190,091)	$(385,873)	$(902,325)	$(1,073,151)	$(835,154)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.00)	$(0.03)	$(0.08)	$(0.10)
Basic and Diluted Net Loss Per Share
for Discontinued Operations	$(0.03)	$(0.06)	$(0.07)	$(0.16)
Total Basic and Diluted Net Loss Per Share	$(0.03)	$(0.09)	$(0.15)	$(0.26)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	6,241,751	4,138,077	6,048,473	4,138,077

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

			Additional	Accumulated Defecit		Total
	Common Stock		Paid-In	Prior	Development	Stockholders'
	Shares	Amount	Capital	Operations	Stage	Deficit
BALANCE -- December 31, 2005	4,128,077	$413	$19,431,071	$(23,721,232)	$-	$(4,289,748)

Shares Issued for Loan Incentive	10,000	1	5,499	--	--	5,500
Interest Imputed on Non-Interest Bearing Notes Payable	--	--	168,053	--	--	168,053
Net loss	--	--	--	(1,441,988)	--	(1,441,988)
.
BALANCE -- December 31, 2006	4,138,077	414	19,604,623	(25,163,220)	-	(5,558,183)

Interest Imputed on Non-Interest Bearing Notes Payable	--	--	210,868	--	--	210,868
Net loss	--	--	--	(1,446,287)	--	(1,446,287)
.
BALANCE -- December 31, 2007	4,138,077	414	19,815,491	(26,609,507)	-	(6,793,602)

Compensatory Element of Stock Issuance	500,000	50	99,950	--	--	100,000
Stock Issued for Consulting Services	1,644,000	164	372,237	--	--	372,401
Interest Imputed on Non-Interest Bearing Notes Payable	--	--	149,606	--	--	149,606
Debt & Interest Forgiven by Related Parties			6,240,006	--	--	6,240,006
Net loss	--	--	--	(67,171)	(835,154)	(902,325)
.
BALANCE -- September 30, 2008	6,282,077	$628	$26,677,290	$(26,676,678)	$(835,154)	$(833,914)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

			Re-entering
	Nine Months Ended	Nine Months Ended	Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2008	September 30, 2007	September 30, 2008

Net Loss	$(902,325)	$(1,073,151)	$(835,154)
Loss from Discontinued Operations	396,171	644,245	357,539
Loss from Continuing Operations	(506,154)	(428,906)	(477,615)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Imputed interest	149,606	153,216	130,089
Gain on Disposal of Assets	(62,151)	(3,216)	-
Issuance of Common Stock for Services	472,401	-	405,601
Changes in operating assets and liabilities:
Accounts Receivable	-	(146,065)	-
Other Current Assets	-	(55)	-
Accounts Payable	-	(131,120)	-
Accrued Expenses	(42,002)	271,774	(42,002)
Prepaid Expenses	11,310		11,310
Litigation Settlement	-	(67,500)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,010	(351,872)	27,383

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Fixed Assets	-	1,874	-
Principal Payments on Notes Receivable	10,833	-	9,024
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,833	1,874	9,024

CASH FLOWS FROM FINANCING ACTIVITIES
Note Proceeds from Stockholders Loans	55,050	729,159	45,857
Note Proceeds from Other Loans	44,500	-	42,329
NET CASH PROVIDED BY FINANCING ACTIVITIES	99,550	729,159	88,186

DISCONTINUED OPERATIONS
Discontinued Operating Activities	(150,129)	(405,810)	(112,030)
NET CASH USED IN DISCONTINUED OPERATIONS	(150,129)	(405,810)	(112,030)

NET INCREASE (DECREASE) IN CASH	(16,736)	(26,649)	12,563

CASH– Beginning	19,776	33,077	(9,523)

CASH– Ending	$3,040	$6,428	$3,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$31,947	$-
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Sale of ASPECT Business Segment for Notes Receivable	$65,000	$-	$-
Debt Converted to Contributed Capital by Related Parties	$6,240,006	$-	$-
Transfer of Deposit Rights to Note Holder	$-	$170,000	$-

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

NOTE 2 - GOING CONCERN

The Company sustained a substantial loss of approximately $902,000 during the nine months ended September 30, 2008, and as of September 30, 2008, had a combined accumulated deficit of approximately $27,512,000.

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

NOTE 3 -ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents at September 30, 2008.

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of SMS Envirofuels, Inc. and ASPECT, it’s only revenue source, the Company is now considered a development stage enterprise pursuant to FASB Statement number 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SALE OF SMS ENVIROFUELS, INC.

On August 20, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s SMS Envirofuels, Inc. subsidiary. The terms of the agreement call for the forgiveness of all debts owed to said affiliated parties in return for 100% of SMSE’s stock. As a result of this transaction the Company classified SMSE as “Discontinued Operations” for the purposes of these financial statements in accordance with FASB Statement 144. Additional disclosure can be found in Note 10. As a result of the transaction the Company reduced Total Assets in the amount of $659,619 and reduced Total Liabilities in the amount of $6,899,625. The difference of $6,240,006 was accounted for as capital contributed by affiliated parties and was therefore added to Additional Paid-In-Capital.

NOTE 5 - SALE OF ASPECT BUSINESS SOLUTIONS, INC.

On January 15, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s Aspect, Inc. subsidiary. The terms of the agreement call for the payment of approximately $65,000 to the Company in return for 100% of Aspect’s stock. The $65,000 is being paid over 24 months in the form of a note receivable with monthly payments of $2,708 per month which began on February 15, 2008, and included the first payment due at closing. In addition, the Company agreed to continue assuming Aspect’s outstanding debt as of the date of the sale which was already previously consolidated. As a result of this transaction the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements in accordance with FASB Statement 144 and recorded a “Gain on Disposal of Assets” of $62,151 which represented the value of the assets given up of $2,849 less the consideration received. Additional disclosure can be found in Note 9. The total debt assumed by the Company and not part of the sale was approximately $2,385,000, which was subsequently forgiven (see Note 4).

NOTE 6 - NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future. The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of the promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000. At September 30, 2008, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $169,360. As indicated in Note 4, on August 20, 2008, the Company sold its SMSE subsidiary, some of the assets of which were used to collateralize this promissory note. At this time the Company cannot accurately forecast the ramifications of this default.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2006, SMSE received an LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet. The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%. As of August 20, 2008, the principal balance on the note was $350,000 and interest accrued was $93,005. As part of the sale of SMSE this liability was transferred to the new owners of SMSE.

NOTE 7 - NOTES PAYABLE TO STOCKHOLDERS

On April 15, 2003, the predecessor to SSC signed a one-year promissory note with a stockholder for a line of credit up to $2,000,000. This note was extended for an additional one-year term on April 15, 2004. On March 7, 2006, the line was reduced to $500,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 with an increase in the line amount to $1,000,000. On February 28, 2008 the note was extended until February 28, 2009. The note bears 10% interest, is payable on demand and has no collateral. As of August 20, 2008, the principal balance was $622,634 and accrued interest was $147,741.

On February 24, 2003, SMSE signed a one-year promissory note with a stockholder for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006. On December 31, 2006, the note was extended to February 28, 2008 and the line was increased to $2,500,000. On February 28, 2008 the note was extended until February 28, 2009. The line of credit bears 10% interest, is payable on demand and has no collateral. As of August 20, 2008, the principal balance was $2,078,652 and accrued interest was $745,893.

The stockholder also advanced money to ASPECT on an as-needed basis. The advances were assumed by SSC on January 15, 2008. On August 20, 2008 these advances were forgiven as part of the sale of SMSE. As of August 20, 2008 these advances totaled $2,343,810.

During the nine months ended September 30, 2008, the company borrowed an additional $55,000 against these credit facilities. All of these stockholder credit facilities have been cancelled and all balances due to stockholders forgiven in consideration for the sale of SMSE on August 20, 2008. More information can be found in Notes 4&10.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ADVANCES FROM THIRD PARTIES

As of September 30, 2008 the Company had received net, non-interest bearing advances from certain third parties totaling $44,500. These advances are not collateralized and are due on demand.

NOTE 9 - EQUITY

During the nine months ended September 30, 2008, the Company issued 500,000 shares of its common stock to its new Chairman and CEO for services rendered valued at $100,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Additionally, the Company issued 1,644,000 shares of its common stock to four consultants for services rendered during the Company’s transition valued at $372,401 based on the quoted market price of the Company’s common stock on the date of issuance.

Interest imputed on related party notes during the nine months ended September 30, 2008 was $149,606.

On August 20, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s SMS Envirofuels, Inc. subsidiary. The terms of the agreement call for the forgiveness of all debts owed to said affiliated parties in return for 100% of SMSE’s stock. More information can be found in Notes 4 & 9.

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

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DISCONTINUED OPERATIONS

SMSE
SMSE, a subsidiary of the Company, ceased production in December 2006 and its assets located in Poteet, Texas were classified as Held for Sale at December 31, 2006. On August 20, 2008, the Company sold SMSE to certain affiliated parties (see Note 4).

SMSE’s activity represented the entirety of the Company’s alternative fuels segment (see Note 12). SMSE’s sales, reported in discontinued operations, for the nine months ended September 30, 2008 and 2007 are $0 and $10,200, respectively. SMSE’s pretax loss from operations, reported in discontinued operations, for the nine months ended September 30, 2008 and 2007 were $302,795 and $433,952, respectively. Prior year financial statements been restated to present the operations of SMSE as a discontinued operation. Below is a table of all assets and liabilities for the discontinued operations of SMSE:

	At	At
	September 30,	December 31,
Assets of discontinued operations:	2008	2007

Cash	$--	$2,561
Inventory	--	--
Property and Equipment, net	--	574,619
Other Assets	--	9,392
Total Assets	$--	$586,572

Liabilities of discontinued operations:

Accounts Payable	--	252,281
Accounts Payable - related parties	--	154,716
Accrued Expenses	--	51,438
Total Liabilities	$--	$458,435

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

Aspect’s activity represents the entirety of the Company’s software sales and programming segment (see Note 12). Aspect’s sales, reported in discontinued operations, for the nine months ended September 30, 2008 and 2007 are $0 and $339,795, respectively. Aspect’s pretax gain from operations, reported in discontinued operations, for the nine months ended September 30, 2008 and 2007 were $93,936 and $210,294, respectively. Prior year financial statements have been restated to present the operations of Aspect as a discontinued operation. Below is a table of all assets and liabilities for the discontinued operations of Aspect:

	At	At
	September 30,	December 31,
Assets of discontinued operations:	2008	2007

Cash	$--	$17,184
Prepaid Expenses	--	612
Property and Equipment, net	--	2,819
Total Assets	$--	$20,615

Liabilities of discontinued operations:

Accounts Payable	--	22,094
Accounts and Notes Payable - related parties	--	2,343,413
Accrued Expenses	--	60,220
Total Liabilities	$--	$2,425,727

NOTE 11 - INTERNAL REVENUE SERVICE TAX LIEN

During the second and third quarters of 2005, ASPECT, one of the Company’s former subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT in the due process hearing negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at September 30, 2008 is $38,086.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - OPERATING RESULTS AND SEGMENT INFORMATION

	(Discontinued)	(Discontinued)
	Software Sales	Alternative
	& Programming	Fuels	All Other	Total
9 Months Ended September 30, 2008
Revenues from operations	$14,634	$--	$--	$14,634
Net operating loss from operations	--	--	(537,371)	(534,371)
Loss from discontinued operations	(93,376)	(302,795)	--	(396,171)
Assets held for sale	--	--	--	--
Capital Expenditures	--	--	--	--
Current Depreciation (included in gain on disposal)	2,819	--	--	2,819

9 Months Ended September 30, 2007
Revenues from operations	$339,795	$10,200	$--	$349,995
Net operating loss from operations	--	--	(428,906)	(428,906)
Loss from discontinued operations	(210,293	(433,952)	--	(644,245)
Assets held for sale	3,923	574,619	--	578,542
Capital Expenditures	1,726	--	--	1,726
Depreciation	5,251	--	--	5,251

The Company reports its operations by segments, which for the Company, relates to specific subsidiaries that are individually managed and have separate financial results that are viewed by the Company’s chief operating decision-maker. Profit from operations is net sales less cost of sales and selling, general and administrative expenses. There are two segments: Software sales and programming, and alternative fuels. In addition, the Company reports certain administrative activities under the corporate segment labeled “All Other.”

As previously discussed, the Company sold its SMSE business segment on August 20, 2008. The results of SMSE are presented herein as discontinued operations.

Also, as previously discussed, the Company sold its ASPECT business segment on January 15, 2008. The results of ASPECT are presented herein as discontinued operations.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS

On August 20, 2008, the Company sold its SMSE subsidiary to certain affiliated parties in return for the forgiveness of certain debts (see Note 4).

The Company is located in office space which is sub-leased from our largest shareholder. This space is approximately 1,500 square feet, with an average monthly rent of $2,300.

NOTE 14 - RECLASSIFICATION

Certain accounts from prior periods have been reclassified to conform to current period presentation.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Expenses. Our expenses for continuing operations increased slightly, when comparing 2008 to 2007 for the three month period ending September 30. The increase is attributed mainly to costs related to the continued implementation of our solar business model As of September 30, 2008, the Company had 2 full-time employees and was relying on contractors to meet its financial and regulatory reporting requirements.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Expenses. Our expenses for continuing operations increased substantially, when comparing 2008 to 2007 for the nine month period ending September 30. The increase is attributed to two major factors: 1) expenses related to our exiting of the software business segment, and 2) expenses related to stock compensation granted to our new CEO and certain outside consultants.

Results of Operation

SSC incurred a net loss of approximately $902,000 for the nine months ended September 30, 2008, and had a working capital deficit of approximately $856,000 as of September 30, 2008. These conditions create an uncertainty as to SSC’s ability to continue as a going concern.

Cash provided by continuing operations was approximately $23,000 for the nine months ended September 30, 2008.  Cash used by discontinued operations was approximately $150,000 for the same period.  The funds to cover these uses of cash were received against the note payable and advance agreement the Company maintains from a shareholder.

SSC continues to rely on advances from third parties to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SSC will continue to have such advances available. SSC will not be able to continue operations without them. SSC is pursuing alternate sources of financing.

Critical Accounting Policies
The financial reports for the period contained one additional critical accounting policy which was also an initial adoption of accounting policy that had a material impact. Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of ASPECT and SMSE, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

Internal Revenue Service Tax Lien
During the second and third quarters of 2005, ASPECT, one of the Company’s former subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at September 30, 2008 is approximately $38,000.

Liquidity and Capital Resources
Cash provided by operating activities was approximately $23,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company borrowed and additional approximately $55,000 from a shareholder. In addition, the Company received advances under a finance agreement from a third-party in the amount of $44,500.

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

Going Concern
The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the nine months ended September 30, 2008 and 2007 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

Changes in Internal Control Over Financial Reporting.
No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same. This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000. The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months. The Company is currently in default under the terms of the settlement agreement. As of September 30, 2008 the liability to WKB was approximately $307,500.

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE. The SMSE payable to Cargill as of October 5, 2006 is $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts. On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas. The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE. In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill. EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387. As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future. Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007 and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded. During 2007, SMSE and its affiliates made net payments of $128,000 towards the Cargill obligation. This liability was assumed by the new owners of SMSE when it was sold on August 20, 2008.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

31.1	Section 302 Certification - Eddie Austin, Jr.
32.1	Section 906 Certification - Eddie Austin, Jr.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Solar Corporation

By:  /s/ Eddie Austin, Jr.

Eddie Austin, Jr.
Chairman & CEO
(Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2008