Form 10-K
period 2008-12-31
Sunrise Solar CORP
filed 2009-04-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code: (210) 541-9100

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on December 31, 2008, as reported by the Over the Counter Bulletin Board was approximately $230,470.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 9,612,744 shares of the registrant’s common stock issued and outstanding as of February 28, 2009.

SUNRISE SOLAR CORPORATION
TABLE OF CONTENTS

		Page
PART I

Item 1	Description of Business	2
Item 1A	Risk Factors	3
Item 1B	Unresolved Staff Comments	4
Item 2	Description of Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

Item 5	Market for Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	6
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	10
Item 8	Financial Statements and Supplementary Data	10
Item 9	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	11
Item 9A	Controls and Procedures	11
Item 9B	Other Information	12

PART III

Item 10	Directors, Executive Officers and Corporate Governance	13
Item 11	Executive Compensation	15
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	16
Item 13	Certain Relationships and Related Transactions
	and Director Independence	16
Item 14	Principal Accountant Fees and Services	17

PART IV

Item 15	Exhibits and Financial Statement Schedules	18
	Signatures	19

Special Note Regarding Forward Looking Information

Sunrise Solar Corporation (referred to in this Annual Report on Form 10-K as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” and variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by the forward-looking statements contained herein.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, the forward-looking statements contained herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 - BUSINESS

Unless the context otherwise requires, “SSC”, “Company”, “we”, “us” and “our” refer to Sunrise Solar Corporation and its subsidiaries combined.

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

Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:

•
Solar cell pricing trends around the world: Recently, the key material in the production of solar cells (silicon) has been in limited supply. Consequently, prices and availability of solar modules have been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. To date, the Company has not entered into any long-term supply agreements for solar cells. Our intent is to secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and

•
Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.

ITEM 1A – RISK FACTORS

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

Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the years ended December 31, 2008 and 2007 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales, or obtaining loans and grants from various financial institutions where possible.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Limited Trading Market

Currently, only a very limited trading market exists for SSC common stock. The common stock trades on the OTCBB under the symbol “SSLR.” The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company stock or other person that buys or sells the stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for its stock will be sustained. There is no assurance that its shares will have any greater liquidity than shares that do not trade on a public market.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company’s offices are located at 4703 Shavano Oak, Suite 104, San Antonio, Texas 78249.  This rental space is approximately 1,500 square feet; the average monthly rent is $2,300 and is sub-leased on a month to month basis.  The Company and the original bound tenant share a common shareholder.

ITEM 3 - LEGAL PROCEEDINGS

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas, Cause No. 2005-04423, captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same.  This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000.  The payment schedule called for a $20,000 initial payment, followed by monthly payments of $7,500 for 60 months.  The Company is currently in default under the terms of the settlement agreement.  As of December 31, 2008, the liability to WKB was approximately $307,500.

In December of 2006, Cargill Incorporated (“Cargill”), a Delaware corporation, filed suit in the Judicial District Court of Bexar County, Texas, Cause No. 2006-CI-19096, against subsidiary SMS Envirofuels, Inc., and certain related and unrelated companies and individuals, claiming non payment for amounts due Cargill by SMSE.  The SMSE payable to Cargill as of October 5, 2006 was $608,387, which included $528,387 for material received and $80,000 for the hedge loss incurred by cancellation of the open physical contracts.  On that same date, SMSE entered into an agreement to sell certain assets located at its production plant in Poteet, Texas.  The purchaser, Earth Biofuels, Inc. (“EBOF”), as part of the agreement, expressly agreed to assume this debt to Cargill and provide additional working capital to SMSE.  In return, SMSE signed a promissory note to EBOF for a line of credit not to exceed $788,000. Cargill agreed to this arrangement with EBOF but reserved the right to pursue any and all claims against SMSE upon failure of EBOF to adhere to the terms outlined in the agreement between EBOF and Cargill.  EBOF subsequently made partial payments totaling $250,000 to Cargill, leaving a balance of $358,387.  As of this filing, the purchase of the certain assets by EBOF has not occurred and there is not an expectation that a sale will occur in the future.  Cargill was awarded a declaratory judgment in its favor. In July of 2007, Cargill reached a payout agreement with SMSE and certain related individuals. The balance, which includes interest and legal fees, totaled $380,000. The agreement required one payment of $75,000 due July 27, 2007, and monthly payments of $25,000 due the 1st of every month until the balance is paid in full, beginning with September 1, 2007. If in the event that SMSE or its certain related individual defaults on this agreement, Cargill will file and execute its judgment as it was awarded.  During 2007, SMSE and its affiliates made net payments of $128,000 towards the Cargill obligation.  This liability was assumed by the new owners of SMSE when it was sold on August 20, 2008.

On May 14, 2008, the former CEO of the Company was served with a lawsuit, on behalf of the Company, relating to an unpaid Promissory Note between the Company and a shareholder.  Current management has received a copy of this lawsuit and has begun discussions with the note holder’s representatives as to a potential settlement and can therefore make no statement as to the potential liability related thereto.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of the security holders.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “OTC Bulletin Board” of the National Association of Securities Dealers, Inc. (“NASD”) on February 1, 2002, under the symbol “SUHO.” On July 25, 2008, we changed our name to Sunrise Solar Corporation and effected a 1 for 5 reverse stock split.  As a result of these events our ticker symbol was changed to “SSLR.”  The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board.

	High	Low
Fiscal Year 2008
First Quarter	$0.15	$0.04
Second Quarter	$0.20	$0.05
Third Quarter	$3.50	$0.26
Fourth Quarter	$0.66	$0.26

Fiscal Year 2007
First Quarter	$0.30	$0.18
Second Quarter	$0.23	$0.12
Third Quarter	$0.30	$0.07
Fourth Quarter	$0.10	$0.04

Common Stock

The closing price of our common stock on December 31, 2008, as quoted by the NASD’s OTC Bulletin Board was $.30.

Record Holders

As of February 28, 2009, there were approximately 675 holders of record of our common stock.

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

Preferred Stock

Our authorized preferred stock consists of 5,000,000 shares of $0.0001 par value preferred stock, 60,000 shares of $100.00 par value Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and 50,000 shares of $100.00 par value Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”).  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purpose.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

Item 6 - SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements using words such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, and words and expressions of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and our actual results could differ from those anticipated in such statements as a result of these risks and uncertainties. In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

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

Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:

•
Solar cell pricing trends around the world: Recently, the key material in the production of solar cells (silicon) has been in limited supply. Consequently, prices and availability of solar modules have been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. To date, the Company has not entered into any long-term supply agreements for solar cells. Our intent is to secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and

•
Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.

Results of Operation

SSC incurred a net loss of approximately $1,030,000 for the twelve months ended December 31 2008, and had a working capital deficit of approximately $961,000 as of December 31, 2008.  These conditions create an uncertainty as to SSC’s ability to continue as a going concern.

Cash provided by continuing operations and investing activities was approximately $9,000 and $11,000, respectively, for the year ended December 31, 2008.  Cash used by discontinued operations was approximately $181,000 for the same period.  The funds to cover these uses of cash were received against an advance agreement the company maintains with a related party lender.

SSC continues to rely on advances to fund operating shortfalls and does not foresee a change in this situation in the immediate future. There can be no assurance that SSC will continue to have such advances available. SSC will not be able to continue operations without them. SSC is pursuing alternate sources of financing.

Results of Operations for the years ended December 31, 2008 and 2007

Total Revenue and Gross Profit. The comparative statements of operations for the years ended  December 31, 2008 and 2007, reflect no revenue as all revenue was generated by the Company’s discontinued operations and has therefore been reclassified as “Loss from Discontinued Operations” on the attached Financial Statements.

Expenses. Total expenses decreased by 30% when comparing the years ended December 31, 2008 and 2007. The reduction is attributed mainly due to reductions in personnel, sales and marketing, a result of discounting the Company’s legacy business operations.

Critical Accounting Policies

The financial reports for the period contain one additional critical accounting policy which was also an initial adoption of accounting policy that had a material impact.  Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

Development Stage Enterprise - As a result of the Company’s sale of ASPECT and SMSE, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

Internal Revenue Service Tax Lien

During the second and third quarters of 2005, ASPECT, one of the Company’s former subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at December 31, 2008 is approximately $38,000.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $9,000 for the year ended December 31, 2008.  During the year ended December 31, 2008, the Company borrowed an additional approximately $71,000 under a finance agreement from a related-party lender.

Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the years ended December 31, 2008 and 2007 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales, or obtaining loans and grants from various financial institutions where possible.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2008, we were not exposed to market risks due to changes in interest rates or foreign currency rates and, therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9-A - CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action

None.

ITEM 9-B - OTHER INFORMATION

None.

PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of February 28, 2009:

Name	Position	Age
Eddie Austin, Jr.	Chairman/CEO	57
	Principal Financial Officer

James T Kesaris	Director	59

Mr. Eddie Austin, Jr. has served as Chairman and CEO of Sunrise Solar Corporation since January 18, 2008.  Mr. Austin joined the Board of Directors in January 2008, for a term of one year or until such time as a successor is elected by our shareholders. For the past 15 years, Mr. Austin has managed a successful, multi-dimensional law practice in Lake Charles, La.  Additionally, Mr. Austin has been involved in various private and public business ventures.  Mr. Austin received his undergraduate degree from McNeese State University in 1975 and juris doctorate from Louisiana State University in 1989.

Mr. James T Kesaris has served as a Director of Sunrise Solar Corporation since November 12, 2008, for a term of one year or until such time as a successor is elected by our shareholders.  From May 2005 to June 2008, Mr. Kesaris held the position of SVP-CFO at USE Bank, an $850 million middle-market financial institution that provided a wide range of consumer-based financial products and services.  As CFO, Mr. Kesaris had full balance sheet and P&L responsibility, which included the A/L management of the loan and investment portfolios, as well as customer deposits, and short and long-term credit lines from various financial institutions.

Prior to his position at USE, Mr. Kesaris held various financial and operational roles at companies such at Peninsula Holdings Group, Next Nutrition, and Chromalloy Gas Turbine in addition to serving as the CFO of the San Diego Chargers.  Mr. Kesaris holds an M.B.A. and B.A. in Electrical Engineering, both from the University of Illinois and is a registered CPA.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2008.

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

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

Sunrise Solar Corporation
Attn: Corporate Secretary
4703 Shavano Oak, Suite 104
San Antonio, Texas 78249

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006 all compensation awarded to, earned by or paid to all individuals serving as the Company’s Chief Executive Officer and President or acting in a similar capacity and all Officers of the Company who earned more than $100,000 annually.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Other Compensation	Securities Underlying Options

Eddie Austin, Jr.(1)	2008	—	$100,000	—
Chairman/CEO

James Karlak(2)	2008	—	—	—
Former	2007	$213,333	—	—
CEO	2006	$260,000	—	—

Morris Kunofsky(3)	2008	—	—	—
Former	2007	$120,750	—	—
CFO	2006	$126,000	—	—

Jenelle Stehle(4)	2008	—	—	—
Former	2007	$80,367	—	—
Corp. Secretary	2006	$85,200	$127,500	—

(1)	Mr. Austin became the Company’s Chairman and CEO effective January 18, 2008.

(2)	Mr. Karlak became the Company’s CEO and President effective on November 13, 2007. Mr. Karlak resigned from the Company effective January 18, 2008.

(3)	Mr. Kunoksky became the Company’s CFO in October 2004. Mr. Kunofsky resigned from the Company effective January 18, 2008.

(4)	Ms. Stehle became the Company’s Secretary and Treasurer in October 2004. Mr. Stehle resigned from the Company effective January 18, 2008.

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

DIRECTOR COMPENSATION

We do not currently pay any cash directors’ fees.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2009, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of February 28, 2009, there were 9,613,667 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)
Eddie Austin, Jr. 4703 Shavano Oak, Ste 104 San Antonio, TX 78249	Chairman/CEO	500,000	0.52%

All Officers and Directors as a group (total of 1)		500,000	0.52%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2009.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the persons named in paragraph (A), (B) or (C) above.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants for the years ended December 31, 2008 and 2007:

Fee Category	M&K CPAS, PLLC FY2008	M&K CPAS, PLLC FY2007
Audit Fees	$27,250	$13,000
Audit-Related Fees(1)	—	—
Tax Fees(2)	—	—
All Other Fees(3)	—	—
Total Fees	$27,250	$13,000

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

AUDITOR’S TIME ON TASK

All of the work expended by M&K CPAS, PLLC on our December 31, 2008 audit was attributed to work performed by M&K CPAS, PLLC’s full-time, permanent employees.

ITEM 15 – EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Company’s S-8 Registration Statement filed with the Commission on February 27, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference from the Company’s S-8 Registration Statement filed with the Commission on February 27, 2009).

31.1	Certification of Mr. Austin as required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Mr. Austin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

*           Filed herewith.

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 100 F Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission’s website at www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

Our primary Internet address is www.sunrisesolarcorp.com. Corporate information can be located by clicking on the “Investor Relations” link in the top-middle of the page.  We make our periodic Commission Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our Web site, as allowed by Commission’s rules. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Solar Corporation

Date: April 15, 2009	By:	/s/ Eddie D. Austin, Jr.
Eddie D. Austin, Jr.
Chairman & CEO
(Principal Executive Officer andPrincipal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

SIGNATURE	TITLE	DATE

/s/ Eddie D. Austin, Jr.	Chairman & CEO	April 15, 2009
Eddie D. Austin, Jr.	(Principal Executive Officer and Principal Accounting Officer)

/s/ James T Kesaris	Director	April 15, 2009
James T Kesaris

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2– F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and the period from Re-entering the Development Stage to December 31, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, and the period from Re-entering the Development Stage to December 31, 2008	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sunrise Solar Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Sunrise Solar Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from re-entering the development stage through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Solar Corporation as of December 31, 2008 and 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

March 31, 2009

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$-	$19,776
Prepaid Expenses	-	11,310
Total Current Assets	-	31,086

ASSETS OF DISCONTINUED OPERATIONS, Net	-	577,438

OTHER ASSETS
Deposits	-	85,000
Total Other Assets	-	85,000

TOTAL ASSETS	$-	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank Overdraft	$5,456	$-
Accounts Payable	3,506	4,035
Deferred Liability	70,000	70,000
Litigation Settlement Liability	307,500	307,500
Notes Payable and Accrued Interest	450,125	394,228
Notes Payable to Stockholders and Accrued Interest	-	687,548
Related Party Advances	86,450	-
Other Current Liabilities	38,086	43,594
Liabilities of Discontinued Operations	-	5,980,221
Total Current Liabilities	961,123	7,487,126

TOTAL LIABILITIES	961,123	7,487,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 5 million shares
authorized; no shares issued and outstanding	-	-
Common Stock, $.0001 par value, 100 million shares authorized;
6,282,077 and 4,138,077 shares issued and outstanding,	628	414
respectively
Additional Paid-in Capital	26,677,290	19,815,491
Accumulated Deficit from Prior Operations	(26,663,674)	(26,609,507)
Accumulated Deficit from the Development Stage	(975,367)	-

TOTAL STOCKHOLDERS' DEFICIT	(961,123)	(6,793,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$693,524

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Re-entering
			Development Stage,
	Year Ended	Year Ended	January 15, 2008, to
	December 31, 2008	December 31, 2007	December 31, 2008

REVENUES	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES
Payroll, contract labor and consultants	523,955	377,917	454,182
Selling, general and administrative expenses	61,495	26,191	59,072

OPERATING LOSS FROM CONTINUING OPERATIONS	(585,450)	(404,108)	(513,254)

Gain on disposal of assets	7,984	-	(67,171)
Interest expense	(55,897)	(121,498)	(37,403)

NET LOSS FROM CONTINUING OPERATIONS	(633,363)	(525,606)	(617,828)

DISCONTINUED OPERATIONS (Note 12)
Loss from discontinued operations	(396,171)	(920,681)	(357,539)

NET LOSS	$(1,029,534)	$(1,446,287)	$(975,367)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.10)	$(0.13)
Basic and Diluted Net Loss Per Share
for Discontinued Operations	$(0.07)	$(0.22)
Total Basic and Diluted Net Loss Per Share	$(0.17)	$(0.35)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	6,107,000	4,138,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional	Accumulated Defecit		Total
	Common Stock		Paid-In	Prior	Development	Stockholders'
	Shares	Amount	Capital	Operations	Stage	Deficit
BALANCE -- December 31, 2006	4,138,077	414	19,604,623	(25,163,220)	-	(5,558,183)

Interest Imputed on Non-Interest Bearing Notes Payable	--	--	210,868	--	--	210,868
Net loss	--	--	--	(1,446,287)	--	(1,446,287)
						.
BALANCE -- December 31, 2007	4,138,077	414	19,815,491	(26,609,507)	-	(6,793,602)

Compensatory Element of Stock Issuance	500,000	50	99,950	--	--	100,000
Stock Issued for Consulting Services	1,644,000	164	372,237	--	--	372,401
Interest Imputed on Non-Interest Bearing Notes Payable	--	--	149,606	--	--	149,606
Debt & Interest Forgiven by Related Parties	--	--	6,240,006	--	--	6,240,006
Net loss	--	--	--	(54,167)	(975,367)	(1,029,534)
						.
BALANCE -- December 31, 2008	6,282,077	$628	$26,677,290	$(26,663,674)	$(975,367)	$(961,123)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Re-entering
			Development Stage,
	Year Ended	Year Ended	January 15, 2008, to
CASH FLOWS FROM OPERATING ACTIVITIES	December 31, 2008	December 31, 2007	December 31, 2008

Net Loss	$(1,029,534)	$(1,446,287)	$(975,367)
Loss from Discontinued Operations	396,171	920,681	357,539
Loss from Continuing Operations	(633,363)	(525,606)	(617,828)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on Disposal of Assets	(7,984)	(3,215)	-
Issuance of Common Stock for Services	472,401	-	472,401
Interest Imputed on Non-Interest Bearing Notes Payable	149,606	210,868	130,089
Changes in operating assets and liabilities:
Accounts Receivable	-	(194,935)	-
Other Current Assets	-	111	-
Accounts Payable	-	(135,869)	-
Accrued Expenses	17,067	369,361	17,067
Prepaid Expenses	11,310	-	11,310
Litigation Settlement	-	(75,000)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,037	(354,285)	13,039

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Notes Receivable	10,833	-	9,024
Purchases of Fixed Assets	-	(1,729)	-
Proceeds from Sale of Equipment	-	3,600	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,833	1,871	9,024

CASH FLOWS FROM FINANCING ACTIVITIES
Note Proceeds from Stockholders	141,500	931,568	132,307
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,500	931,568	132,307

DISCONTINUED OPERATIONS
Discontinued Operating Activities	(181,146)	(592,455)	(144,847)
NET CASH USED IN DISCONTINUED OPERATIONS	(181,146)	(592,455)	(144,847)

NET DECREASE IN CASH	(19,776)	(13,301)	9,523

CASH – Beginning	19,776	33,077	(9,523)

CASH – Ending	$-	$19,776	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$304	$-
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Sale of ASPECT Business Segment for Note Receivable	$65,000	$-	$65,000
Debt Converted to Contributed Capital by Related Parties	$6,240,006	$-	$-
Transfer of Deposit Rights to Note Holder	$-	$170,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF COMPANY

Supreme Hospitality ("Supreme"), was incorporated in Nevada on November 10, 1997. On September 8, 2002, Supreme changed its total authorized common stock and preferred stock to 100,000,000 and 5,000,000, respectively, both with par values of $.0001. On November 6, 2002, Supreme changed its name from Supreme Hospitality, Inc. to Supreme Holdings, Inc. ("SUHO"). On July 14, 2004, the name was changed from Supreme Holdings, Inc. to Systems Management Solutions, Inc.("SMS").  On July 25, 2008, the name was changed from Systems Management Solutions, Inc. to Sunrise Solar Corporation (“SSC” or “SSLR”).

The accompanying consolidated financial statements include the accounts of SSC and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 – MANAGEMENT PLANS AND GOING CONCERN

The Company sustained a substantial operating loss of approximately $1,030,000 during the year ended December 31, 2008, and as of December 31, 2008, had an accumulated deficit of approximately $27,640,000.

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

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aspect Business Solutions, Inc. and SMS Envirofuels, Inc.; both subsidiaries are Texas corporations.  All intercompany transactions and balances have been eliminated upon consolidation.  As of December 31, 2008, the Company had sold or transferred both of its subsidiaries.  Additional information can be found in Notes 5 & 6.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS – Highly liquid investments with original maturities of three months or less are considered cash equivalents.  There were no cash equivalents as of December 31, 2008 or 2007.

REVENUE RECOGNITION – ASPECT recognizes revenue from sales of hardware and software when the earning process is complete and the risks and rewards of ownership have transferred to the customer.  Service revenues are recognized as services are provided. SMSE recognizes sales at point of delivery, which is FOB Poteet, Texas.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – SMS analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer.  The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.  At December 31, 2008 there is an allowance for doubtful accounts totaling $0.  At December 31, 2007 there was an allowance for doubtful accounts totaling $59,925.

INVENTORY – SSC does not currently carry any inventory.  SSC’s business model calls for product to be manufactured or acquired only after an end-user sale has been negotiated.

PROPERTY, PLANT, AND EQUIPMENT – Property, plant, and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to current operations.

LONG-LIVED ASSETS – Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS – Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

INCOME TAXES – Income tax expense is based on reported earnings before income taxes.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. During the periods presented, the Company has not been required to pay federal income taxes.

INTEREST – Interest expense is based on the varying instruments and their stated or imputed rates of interest.  Interest expense was approximately $56,000 and $121,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE – Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period.  Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  There were no common stock equivalents during 2008 or 2007.

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS AND WARRANTS – In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements.   SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

We adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•              Level 1. Observable inputs such as quoted prices in active markets;
•              Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•              Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2008, the Company had no assets subject to fair value measurement.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115,” became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the twelve months ended December 31, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009 and is not expected to have a material impact on our consolidated financial statements

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.” SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, the Company had property and equipment valued at $0.

NOTE 5 – SALE OF SMS ENVIROFUELS, INC.

On August 20, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s SMS Envirofuels, Inc. subsidiary.  The terms of the agreement called for the forgiveness of all debts owed to said affiliated parties in return for 100% of SMSE’s stock.  As a result of this transaction, the Company classified SMSE as “Discontinued Operations” for the purposes of these financial statements in accordance with FASB Statement 144.  Additional disclosure can be found in Note 13.  As a result of the transaction, the Company reduced Total Assets in the amount of $659,619 and reduced Total Liabilities in the amount of $6,899,625.  The difference of $6,240,006 was accounted for as capital contributed by affiliated parties and was therefore added to Additional Paid-In-Capital.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SALE OF ASPECT BUSINESS SOLUTIONS, INC.

On January 15, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s Aspect, Inc. subsidiary.  The terms of the agreement called for the payment of approximately $65,000 to the Company in return for 100% of Aspect’s stock. The $65,000 is being paid over 24 months in the form of a note receivable with monthly payments of $2,708 per month which began on February 15, 2008, and included the first payment due at closing. In addition, the Company agreed to continue assuming Aspect’s outstanding debt as of the date of the sale which was already previously consolidated.  As a result of this transaction, the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements in accordance with FASB Statement 144 and recorded a “Gain on Disposal of Assets” of $62,151 which represented the value of the assets given up of $2,849 less the consideration received.  Additional disclosure can be found in Note 13. The total debt assumed by the Company and not part of the sale was approximately $2,385,000, which was subsequently forgiven (see Note 8).  On December 31, 2008, the Company determined that the remaining receivable from the sale of Aspect was uncollectible.  As a result of this determination the Company recognized a reduction of the gain of $54,167.

NOTE 7 – NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future.  The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of the promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000.  At December 31, 2008, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $180,900.  As indicated in Note 5, on August 20, 2008, the Company sold its SMSE subsidiary, some of the assets of which were used to collateralize this promissory note.  At this time the Company cannot accurately forecast the ramifications of this default.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2006, SMSE received an LOI, from EBOF, for the purchase of assets associated with its production facility in Poteet. The initial terms of the LOI enabled SMSE to sign a promissory note with EBOF for a line of credit not to exceed $788,000. The expiration date of this note was February 2, 2007. SMSE is in default on this note. The terms of the LOI were not met by the purchaser and the LOI expired with no sale. The interest rate on the unpaid balance is 18%.  As of August 20, 2008, the principal balance on the note was $350,000 and interest accrued was $101,980.  As part of the sale of SMSE this liability was transferred to the new owners of SMSE.

NOTE 8 – NOTES PAYABLE TO STOCKHOLDERS

On April 15, 2003, the predecessor to SSC signed a one-year promissory note with a stockholder for a line of credit up to $2,000,000.  This note was extended for an additional one-year term on April 15, 2004.  On March 7, 2006, the line was reduced to $500,000 and extended to December 31, 2006.  On December 31, 2006, the note was extended to February 28, 2008, with an increase in the line amount to $1,000,000.  On February 28, 2008, the note was extended until February 28, 2009.  The note bears 10% interest, is payable on demand and has no collateral.  As of August 20, 2008, the principal balance was $622,634 and accrued interest was $156,675.

On February 24, 2003, SMSE signed a one-year promissory note with a stockholder for a line of credit up to $1,000,000. This note was extended for an additional one-year term on February 24, 2004. On March 7, 2006, the credit line was increased to $2,000,000 and extended to December 31, 2006.  On December 31, 2006, the note was extended to February 28, 2008, and the line was increased to $2,500,000.  On February 28, 2008, the note was extended until February 28, 2009.  The line of credit bears 10% interest, is payable on demand and has no collateral.   As of August 20, 2008, the principal balance was $2,078,652 and accrued interest was $774,916.

The stockholder also advanced money to ASPECT on an as-needed basis.  The advances were assumed by SSC on January 15, 2008.  On August 20, 2008, these advances were forgiven as part of the sale of SMSE.  As of August 20, 2008, these advances totaled $2,343,810.

During the year ended December 31, 2008, the company borrowed an additional $55,000 against these credit facilities.  All of these stockholder credit facilities have been cancelled and all balances due to stockholders forgiven in consideration for the sale of SMSE on August 20, 2008.  More information can be found in Notes 5 &13.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – ADVANCES FROM RELATED PARTIES

As of December 31, 2008, the Company had received net, non-interest bearing advances from certain related parties totaling $86,450.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities, at December 31, 2008, were as follows:

Deferred tax assets:
Net operating loss carry-forwards		$6,363,474
Total deferred tax assets		2,227,216
Valuation allowance	(2,227,216)
Net deferred tax asset	$--

The Company’s net operating loss carry-forwards expire between 2013 and 2018.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

YCO Holdings, Inc., a dissolved subsidiary of the Company, was a party to an office space operating lease agreement with an unrelated party for a term expiring on January 31, 2007.  Although this contract was subject to the bankruptcy filing, the lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments in the amount of $470,000.  The payment schedule called for a $20,000 initial payment, followed by monthly payments of $7,500 for 60 months.  The Company is currently in default under the terms of the Settlement Agreement.   At December 31, 2008, the remaining balance is $307,500.

WKB Settlement
Year	Annual Expense

2009	$90,000
2010	$90,000
2011	$90,000
2012	$37,500

The Company’s current offices are located in sub-leased space on a month to month basis.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second and third quarters of 2005, ASPECT, one of the Company’s former subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. The payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at December 31, 2008 is approximately $38,000.

NOTE 12 – STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2008, the Company issued 500,000 shares of its common stock to its new Chairman and CEO for services rendered valued at $100,000 based on the quoted market price of the Company’s common stock on the date of issuance.

Additionally, the Company issued 1,644,000 shares of its common stock to several consultants for services rendered during the Company’s transition valued at $372,401 based on the quoted market price of the Company’s common stock on the date of issuance.

Interest imputed on related party notes during the year ended December 31, 2008 was $149,606.

On August 20, 2008, the Company reached an agreement with certain affiliated parties to sell the company’s SMS Envirofuels, Inc. subsidiary.  The terms of the agreement called for the forgiveness of all debts owed to said affiliated parties in return for 100% of SMSE’s stock.  More information can be found in Notes 5 & 13.

On May 2, 2008, the Company’s Board of Directors approved an amendment, subject to shareholder approval, to the Company’s Articles of Incorporation to effect a reverse stock split at the ratio of 1 for 5.  On May 5, 2008, the majority stockholders of the Company approved the same resolution.

The Company has authorized capital consisting of 100,000,000 shares of common stock, of which 30,690,386 shares of common stock were outstanding on May 5, 2008.  Pursuant to the reverse stock split, the 30,690,386 shares of common stock previously outstanding were automatically converted into approximately 6,138,077 shares of common stock.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCONTINUED OPERATIONS

SMSE
SMSE, a subsidiary of the Company, ceased production in December 2006 and its assets located in Poteet, Texas were classified as Held for Sale at December 31, 2006.  On August 20, 2008, the Company sold SMSE to certain affiliated parties (see Note 5). As a result of this transaction the Company classified SMSE as “Discontinued Operations” for the purposes of these financial statements.

SMSE’s activity represented the entirety of the Company’s alternative fuels segment (see Note 14).  SMSE’s sales, reported in discontinued operations, for the year ended December 31, 2008 and 2007 are $0 and $10,200, respectively.  SMSE’s pretax loss from operations, reported in discontinued operations, for the year ended December 31, 2008 and 2007 were $302,795 and $629,358, respectively. Prior year financial statements have been restated to present the operations of SMSE as a discontinued operation.  Below is a table of all assets and liabilities for the discontinued operations of SMSE:

	At	At
	December 31,	December 31,
Assets of discontinued operations:	2008	2007

Cash	$--	$2,561
Inventory	--	--
Property and Equipment, net	--	574,619
Other Assets	--	--

Total Assets	$--	$577,180

Liabilities of discontinued operations:

Accounts Payable	--	252,281
Accounts Payable - related parties	--	154,716
Accrued Expenses	--	51,438

Total Liabilities	$--	$458,435

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aspect

Aspect, a subsidiary of the Company, was sold pursuant to a Stock Purchase Agreement with certain affiliated individuals of the Company on January 15, 2008 (see Note 6).  As a result of this transaction the Company classified Aspect as “Discontinued Operations” for the purposes of these financial statements.

Aspect’s activity represents the entirety of the Company’s software sales and programming segment (see Note 14).  Aspect’s sales, reported in discontinued operations, for the year ended December 31, 2008 and 2007 are $14,634 and $398,188, respectively. Aspect’s pretax loss from operations, reported in discontinued operations, for the year ended December 31, 2008 and 2007 were $93,376 and $291,323, respectively.  Prior year financial statements have been restated to present the operations of Aspect as a discontinued operation.  Below is a table of all assets and liabilities for the discontinued operations of Aspect:

	At	At
	December 31,	December 31,
Assets of discontinued operations:	2008	2007
Cash	$--	$17,184
Prepaid Expenses	--	612
Property and Equipment, net Total Assets	$--	$3,923 21,719
Liabilities of discontinued operations:
Accounts Payable	--	22,094
Accounts and Notes Payable - related parties	--	2,343,413
Accrued Expenses Total Liabilities	$--	$60,220 2,425,727

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OPERATING RESULTS AND SEGMENT INFORMATION

	(Discontinued)	(Discontinued)
	Software Sales	Alternative
	& Programming	Fuels	All Other		Total
Year Ended December 31, 2008
Revenues from operations	$14,634	$--		$--	$14,634
Net operating loss from operations	--	--		(585,450)	(585,450)
Loss from discontinued operations	(93,376)	(302,795)		--	(396,171)
Assets held for sale	--	--		--	--
Capital Expenditures	--	--		--	--
Current Depreciation (included in gain on disposal)	2,819	--		--	2,819

Year Ended December 31, 2007
Revenues from operations	$398,188	$10,200	$	- -	$408,388
Net operating loss from operations	--	--		(518,894)	(518,894)
Loss from discontinued operations	(291,323)	(629,358)		--	(920,681)
Assets held for sale	3,923	574,619		--	578,542
Capital Expenditures	1,726	--		--	1,726
Depreciation	5,251	--		--	5,251

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

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – Related Party Transactions

On August 20, 2008, the Company sold its SMSE subsidiary to certain affiliated parties in return for the forgiveness of certain debts (see Note 8).

The Company’s current office location is subleased on a month-to-month basis from its former majority shareholder.

NOTE 16 – Reclassification

Certain accounts from prior periods have been reclassified to conform to current period presentations.

NOTE 17 – Subsequent Events

2008 Equity Incentive Plan
On February 27, 2009, the Company filed a Form S-8 with the Securities and Exchange Commission.  The purpose of the filing was to register up to 3 million shares of the Company’s common stock to be issued to eligible persons under the Company’s 2008 Equity Incentive Plan.

As of February 28, 2009, the Company had issued 2,540,667 shares of its common stock to eligible persons pursuant to the 2008 Equity Incentive plan valued at $1,684,214 based on the quoted market price of the Company’s common stock on the date of issuance.

Share Issuances Outside the Plan
Additionally, as of February 28, 2009, the Company had issued 790,000 shares of its common stock to several consultants valued at $403,600 based on the quoted market price of the Company’s common stock on the date of issuance.