Form 10-Q
period 2009-03-31
Sunrise Solar CORP
filed 2009-05-15
CIK 1116198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 001-16173

Sunrise Solar Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	88-0460457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11815 IH 10 West, Suite 110
San Antonio, Texas	78230
(Address of principal executive offices)	(Zip Code)

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

There were 13,633,744 shares of the registrant’s common stock issued and outstanding as of May 13, 2009.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 14, 2009, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 14, 2009 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

SUNRISE SOLAR CORPORATION

 (A DEVELOPMENT STAGE ENTERPRISE)
CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

(Unaudited) Balance Sheets as of March 31, 2009,	F-1 – F-2
and December 31, 2008

(Unaudited) Statements of Operations
for the three months ended March 31, 2009 and 2008, and
from Re-entering the Development Stage to March 31, 2009	F-3

(Unaudited) Statements of Changes in Stockholders’ Deficit
for the three months ended March 31, 2009 and
the years ended December 31, 2008 and 2007	F-4

(Unaudited) Statement of Cash Flows
for the three months ended March 31, 2009 and 2008 , and
from Re-entering the Development Stage to March 31, 2009	F-5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	6 – 10

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 14

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISKS	15

ITEM 4T – CONTROLS AND PROCEDURES	15-16

PART 2 – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	17-18

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	18

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET (UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$50,137	$-

TOTAL ASSETS	$50,137	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET (UNAUDITED)

	March 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$-	$5,456
Accounts Payable	4,894	3,506
Deferred Liability	70,000	70,000
Litigation Settlement Liability	307,500	307,500
Notes Payable and Accrued Interest	464,975	450,125
Related Party Advances	192,750	86,450
Other Current Liabilities	38,086	38,086
Total Current Liabilities	1,078,205	961,123

TOTAL LIABILITIES	1,078,205	961,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 5 million shares authorized; no shares issued and outstanding	-	-
Common Stock, $.0001 par value, 100 million shares authorized; 11,812,744 and 6,282,077 shares issued and outstanding, respectively	1,181	628
Additional Paid-in Capital	29,509,247	26,677,290
Accumulated Deficit from Prior Operations	(26,663,674)	(26,663,674)
Accumulated Deficit from the Development Stage	(3,874,822)	(975,367)

TOTAL STOCKHOLDERS' DEFICIT	(1,028,068)	(961,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,137	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATION (UNAUDITED)

			Re-entering
			Development Stage,
	Three Months Ended	Three Months Ended	January 15, 2008, to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUES	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES
Payroll, contract labor and consultants	2,843,814	395,147	3,297,996
Selling, general and administrative expenses	38,095	11,813	97,167

OPERATING LOSS FROM CONTINUING OPERATIONS	(2,881,909)	(406,960)	(3,395,163)

Gain on disposal of assets	-	62,151	(67,171)
Interest expense	(17,546)	(32,229)	(54,949)

NET LOSS FROM CONTINUING OPERATIONS	(2,899,455)	(377,038)	(3,517,283)

DISCONTINUED OPERATIONS (Note 12)
Loss from discontinued operations	-	(163,459)	(357,539)

NET LOSS	$(2,899,455)	$(540,497)	$(3,874,822)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.33)	$(0.07)
Basic and Diluted Net Loss Per Share for Discontinued Operations	$(0.00)	$(0.03)
Total Basic and Diluted Net Loss Per Share	$(0.33)	$(0.09)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of Common Shares Outstanding	8,910,000	5,764,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDERS'  (UNAUDITED)

			Additional	Accumulated Defecit		Total
	Common Stock		Paid-In	Prior	Development	Stockholders'
	Shares	Amount	Capital	Operations	Stage	Deficit
BALANCE — December 31, 2006	4,138,077	414	19,604,623	(25,163,220)	-	(5,558,183)

Interest Imputed on Non-Interest Bearing Notes Payable	—	—	210,868	—	—	210,868
Net loss	—	—	—	(1,446,287)	—	(1,446,287)
						.
BALANCE — December 31, 2007	4,138,077	414	19,815,491	(26,609,507)	-	(6,793,602)

Compensatory Element of Stock Issuance	500,000	50	99,950	—	—	100,000
Stock Issued for Consulting Services	1,644,000	164	372,237	—	—	372,401
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	149,606	—	—	149,606
Debt & Interest Forgiven by Related Parties	—	—	6,240,006	—	—	6,240,006
Net loss	—	—	—	(54,167)	(975,367)	(1,029,534)
						.
BALANCE — December 31, 2008	6,282,077	$628	$26,677,290	$(26,663,674)	$(975,367)	$(961,123)

Stock Issued for Consulting Services	5,530,667	553	2,829,261	—	—	2,829,814
Interest Imputed on Non-Interest Bearing Notes Payable	—	—	2,696	—	—	2,696
Net loss	—	—	—	—	(2,899,455)	(2,899,455)
						.
BALANCE — March 31, 2009	11,812,744	$1,181	$29,509,247	$(26,663,674)	$(3,874,822)	$(1,028,068)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS (UNAUDITED)

			Re-entering
			Development Stage,
	Three Months Ended	Three Months Ended	January 15, 2008, to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,899,455)	$(540,497)	$(3,874,822)
Loss from Discontinued Operations	-	163,459	357,539
Loss from Continuing Operations	(2,899,455)	(377,038)	(3,517,283)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on Disposal of Assets	-	(62,151)	-
Issuance of Common Stock for Services	2,829,814	400,000	3,302,215
Interest Imputed on Non-Interest Bearing Notes Payable	2,696	58,431	132,785
Changes in operating assets and liabilities:
Accounts Payable	(9,268)	(16,796)	(9,268)
Accrued Expenses	14,850	(70,083)	31,917
Prepaid Expenses	-	11,310	11,310

NET CASH USED IN OPERATING ACTIVITIES	(61,363)	(56,327)	(48,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal Payments on Notes Receivable	-	8,125	(976)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	8,125	(976)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	(10,000)	-	-
Note Proceeds from Stockholders	121,500	39,730	253,807
NET CASH PROVIDED BY FINANCING ACTIVITIES	111,500	39,730	253,807

DISCONTINUED OPERATIONS
Discontinued Operating Activities	-	(3,335)	(144,847)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(3,335)	(144,847)

NET INCREASE (DECREASE) IN CASH	50,137	(11,807)	59,660

CASH – Beginning	-	19,776	(9,523)

CASH – Ending	$50,137	$7,969	$50,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Sale of ASPECT Business Segment for Note Receivable	$-	$65,000	$65,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sunrise Solar Corporation (“SSC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in SSC's financial statements filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

The Company sustained a substantial loss of approximately $2,899,000 during the three months ended March 31, 2009, and as of March 31, 2009, had a combined accumulated deficit of approximately $30,538,000.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 3 –ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE – Basic and diluted earnings (loss) per share equals net loss divided by weighted average shares outstanding during the period.  Diluted earnings (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive.  There were no common stock equivalents at March 31, 2009.

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of SMS Envirofuels, Inc. and ASPECT, it’s only revenue source, the Company is now considered a development stage enterprise pursuant to FASB Statement number 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO OTHERS

On February 3, 2006, SMS borrowed $500,000 from an independent lender. The security pledged for this note is equipment recently purchased plus the deposit placed on equipment currently being prepared for delivery in the future.  The interest rate on the unpaid balance is 18%. The Company is in default on this note. On February 8, 2007, an agreement to transfer deposit rights and partial release of the promissory note was signed by the Company and the independent note holder. In the agreement, the Company has transferred the rights to the deposit placed by the Company on 4 pieces of equipment that were to be used by its subsidiary SMSE, a value of $170,000, in exchange for a release and discharge of $240,000 of the promissory note. In addition, the Company has the right to further release of $15,000 for any future transfer to note holder of the rights in the deposits of 2 additional pieces of equipment, a value of $85,000.  At March 31, 2009, the deferred liability is $70,000 and the principal balance on the note is $260,000 with interest accrued of $204,975.  On August 20, 2008, the Company sold its SMSE subsidiary, some of the assets of which were used to collateralize this promissory note.  At this time the Company cannot accurately forecast the ramifications of this default.

NOTE 5 – ADVANCES FROM RELATED PARTIES

As of March 31, 2009 the Company had received net, non-interest bearing advances from certain related parties totaling $192,750.  These advances are not collateralized and are due on demand.

NOTE 6 – EQUITY

2008 Equity Incentive Plan
On February 27, 2009, the Company filed a Form S-8 with the Securities and Exchange Commission.  The purpose of the filing was to register up to 3 million shares of the Company’s common stock to be issued to eligible persons under the Company’s 2008 Equity Incentive Plan.

As of March 31, 2009, the Company had issued 2,840,667 shares of its common stock to eligible persons pursuant to the 2008 Equity Incentive plan valued at $1,565,214 based on the quoted market price of the Company’s common stock on the date of issuance.

Share Issuances Outside the Plan
Additionally, as of March 31, 2009, the Company had issued 2,690,000 shares of its common stock to several consultants valued at $1,264,600 based on the quoted market price of the Company’s common stock on the date of issuance.

SUNRISE SOLAR CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – INTERNAL REVENUE SERVICE TAX LIEN

During the second and third quarters of 2005, ASPECT, one of the Company’s former subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT in the due process hearing negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT.  The balance due at March 31, 2009 is $38,086.

NOTE 8 – OPERATING RESULTS AND SEGMENT INFORMATION

	(Discontinued)	(Discontinued)
	Software Sales	Alternative
	& Programming	Fuels	All Other	Total
3 Months Ended March 31, 2009
Revenues from operations	$—	$—	$—	$—
Net operating loss from operations	—	—	(2,899455)	(2,899,455)
Loss from discontinued operations	—	—	—	—
Assets held for sale	—	—	—	—
Capital Expenditures	—	—	—	—
Current Depreciation (included in gain on disposal)	—	—	—	—

3 Months Ended March 31, 2008
Revenues from operations	$14,634	$—	$—	$14,634
Net operating loss from operations	—	—	(377,038)	(377,038)
Loss from discontinued operations	(46,942)	(116,517)	—	(163,459)
Assets held for sale	—	574,619	—	574,619
Capital Expenditures	—	—	—	—
Depreciation	2,819	—	—	2,819

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Also, as previously discussed, the Company sold its ASPECT business segment on January 15, 2008.  The results of ASPECT are presented herein as discontinued operations.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is located in office space which is sub-leased from a related party.  This space is approximately 1,500 square feet, with an average monthly rent of $2,300.

The Company has an agreement with a related party for the advancement of funds as needed by the Company.  As of March 31, 2009 the Company had received net, non-interest bearing advances under this agreement totaling $192,750.  These advances are not collateralized and are due on demand.

NOTE 10 – RECLASSIFICATION

Certain accounts from prior periods have been reclassified to conform to current period presentation.

NOTE 11 – Subsequent Events

Amendment to 2008 Equity Incentive Plan
On April 15, 2009, the Company’s Board of Directors directed the Company to amend its previously filed S-8 Registration Statement to authorize an additional 6 million shares of the Company’s common stock for issuance under the 2008 Equity Incentive Plan.

Subsequent to March 31, 2009 and as of May 13, 2009, the Company had issued an additional 1,821,000 shares of its common stock to eligible persons pursuant to the 2008 Equity Incentive plan valued at $1,100,840 based on the quoted market price of the Company’s common stock on the date of issuance.

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

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report, as well as the Company’s Annual Report filed on form 10-K.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Expenses. Our expenses for continuing operations increased substantially, when comparing 2009 to 2008 for the three month period ending March 31.  The increase is attributed mainly to costs related to the issuance of stock to our consultants for the continued implementation of our solar business model.  As of March 31, 2009, the Company had 2 full-time employees and relied on contractors to meet its financial and regulatory reporting requirements.

Results of Operation

SSC incurred a net loss of approximately $2,899,000 for the three months ended March 31, 2009, and had a working capital deficit of approximately $1,028,000 as of March 31, 2009.  These conditions create an uncertainty as to SSC’s ability to continue as a going concern.

Cash used in continuing operations was approximately $61,000 for the three months ended March 31, 2009.  The funds to cover these uses of cash were received against the advance agreement the Company maintains with a related party.

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

Internal Revenue Service Tax Lien
During the second and third quarters of 2005, ASPECT, one of the Company’s former subsidiaries, did not have the funds necessary to cover all the payroll taxes. In January 2006, the Internal Revenue Service (“IRS”) placed a lien on ASPECT assets. A third party accounting firm which represented ASPECT, in the due process hearing, negotiated an installment plan to settle the outstanding liability. Payments were tendered from this third party firm on behalf of the Company’s largest shareholder and holder of a line of credit with ASPECT. The balance due at March 31, 2009 is approximately $38,000.

Liquidity and Capital Resources
Cash used in operating activities was approximately $61,000 for the three months ended March 31, 2009.  During the three months ended March 31, 2009, the Company received advances under a finance agreement from a related party in the amount of $121,500.

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

Going Concern
The Company’s ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred during the three months ended March 31, 2009 and 2008 and its negative working capital. The Company continues to experience net operating losses. The ability to continue as a going concern is subject to the Company’s ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In early 2005, the landlord for the offices occupied by YCO Holdings, Inc. and its subsidiaries filed suit in the 295th District Court of Harris County, Texas Cause No. 2005-04423 captioned WKB Value Partners, LP vs. Systems Management Solutions, Inc., alleging that the Company was obligated on the lease even though no authorized officer of the Company had signed the same.  This lawsuit was dismissed in February, 2006 pursuant to a Comprehensive Settlement Agreement which required the Company to make payments to WKB Value Partners, LP in the amount of $470,000.  The payment schedule called for $20,000 initial payment, followed by monthly payments of $7,500 for 60 months.  The Company is currently in default under the terms of the settlement agreement.  As of March 31, 2009 the liability to WKB was approximately $307,500.

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

Date:  May 15, 2009